Form 10-K
period 2022-12-31
Horizon Space Acquisition I Corp.
filed 2023-02-13
CIK 1946021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-41578

HORIZON SPACE ACQUISITION I CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1412 Broadway, 21st Floor, Suite 21V

New York, NY 10018

(Address of principal executive offices and zip code)

(646) 257-5537

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, consisting of one Ordinary Share, $0.0001 par value, one redeemable Warrant, each whole warrant to acquire one Ordinary Share, and one Right to acquire one-tenth of one Ordinary Share	HSPOU	The Nasdaq Stock Market LLC
Ordinary Shares, par value $0.0001 per share	HSPO	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one Ordinary Share at an exercise price of $11.50 per share	HSPOW	The Nasdaq Stock Market LLC
Rights, each whole right to acquire one-tenth of one Ordinary Share	HSPOR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of February 13, 2023, there were 9,210,750 ordinary shares, par value $0.0001 per share issued and outstanding.

HORIZON SPACE ACQUISITION I CORP.

CERTAIN TERMS

References to the “Company,” “our Company,” “our,” “us” or “we” refer to Horizon Space Acquisition I Corp., a blank check company incorporated on June 14, 2022 as a Cayman Islands exempted corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to our “sponsor” refer to Horizon Space Acquisition I Sponsor Corp.. References to “equity-linked securities” are to any securities of the Company which are convertible into, or exchangeable or exercisable for, equity securities of the Company, including any securities issued by the Company which are pledged to secure any obligation of any holder to purchase equity securities of the Company. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “initial public offering” refer to our initial public offering, which closed on December 27, 2022. References to “public shares” are to shares of our ordinary shares sold as part of the units in our initial public offering. References to “public shareholders” are to the holders of our public shares.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (this “Report” or “Annual Report”) may constitute “forward looking statements” for purposes of the federal securities laws. Our forward looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future and the statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,”, “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account described below or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our financial performance; or

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC.

The forward looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Part I, Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward looking statements. We undertake no obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1. Business Overview.

We are a blank check exempted company incorporated in the Cayman Islands on June 14, 2022 with limited liability (meaning our public shareholders have no liability, as shareholders of the Company, for the liabilities of the Company over and above the amount paid for their shares) to serve as a vehicle to effect a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location. We intend to utilize cash derived from the proceeds of our initial public offering (the “IPO”), our securities, debt or a combination of cash, securities and debt, in effecting a Business Combination. We have not selected any target business for our initial Business Combination.

Initial Public Offering and Private Placement

On June 14, 2022, we issued 10,000 ordinary shares of a par value of $0.0001 each (the “Ordinary Shares”) to Horizon Space Acquisition I Sponsor Corp. (the “Sponsor”). On August 30, 2022, (1) we issued 1,725,000 Ordinary Shares to the Sponsor for a purchase price of $25,000, or approximately $0.0145 per share, and (2) the Sponsor surrendered 10,000 Ordinary Shares. On September 12, 2022, the Sponsor entered into a securities transfer agreement, pursuant to which the Sponsor transferred to our independent directors, Messrs. Angel Colon, Mark Singh, and Rodolfo Jose Gonzalez Caceres, 8,000, 5,000 and 5,000 Ordinary Shares, respectively, at the original purchase price, immediately prior to the closing of the IPO. We refer to these Ordinary Shares throughout as the “Founder Shares.”

On December 27, 2022, we consummated the IPO of 6,900,000 units (the “Public Units”), which included 900,000 Public Units issued upon the full exercise of the underwriter’s over-allotment option. Each Public Unit consists of one Ordinary Share, one redeemable warrant (the “Warrants”), each whole Warrant entitling the holder thereof to purchase one Ordinary Share at an exercise price of $11.50 per share, and one right (the “Right”), each one Right entitling the holder thereof to exchange for one-tenth of one Ordinary Share upon the completion of the initial business combination. The Public Units were sold at an offering price of $10.00 per Public Unit, generating gross proceeds of $69.0 million.

On December 27, 2022, simultaneously with the consummation of the IPO, we completed the private sale (the “Private Placement”) of 385,750 units (the “Private Units”)  to the Sponsor, at a purchase price of $10.00 per Private Unit, generating gross proceeds to us of $3,857,500.

The proceeds of $70,207,500 ($10.175 per Public Unit) in the aggregate from the IPO and the Private Placement, were placed in a trust account (the “Trust Account”) established for the benefit of our public shareholders and the underwriter of the IPO with Continental Stock Transfer & Trust Company acting as trustee.

Our management has broad discretion with respect to the specific application of the proceeds of the IPO and the Private Placement that are held out of the Trust Account, although substantially all the net proceeds are intended to be applied generally towards consummating a business combination and working capital.

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the Sponsor and other parties to fund our operations.

On January 23, 2023, we announced that holders of the Company’s Public Units may elect to separately trade the Ordinary Shares, Warrants, and Rights included in its Public Units, commencing on or about January 26, 2023.

The Ordinary Shares, Warrants, and Rights are trading on the Nasdaq Global Market (“Nasdaq”) under the symbols “HSPO,” “HSPOW,” and “HSPOR,” respectively. Public Units not separated will continue to trade on Nasdaq under the symbol “HSPOU”. Holders of Public Units will need to have their brokers contact the Company’s transfer agent, Continental Stock Transfer & Trust Company, in order to separate the holders’ Public Units into Ordinary Shares, Warrants, and Rights.

Background and Competitive Strengths

We will seek to leverage our management team’s proprietary network of relationships with corporate executives, private equity, venture and growth capital funds, investment banking firms and consultants in order to source, acquire, and support the operations of the business combination target. Mr. Mingyu (Michael) Li, our Chief Executive Officer, Chief Financial Officer and Chairman of the board of directors, has accumulated extensive resources as an executive at multiple companies. Being an active player in capital markets, Mr. Li has participated in a number of private equity fundraisings. One of our independent directors, Mr. Angel Colon is a licensed broker registered with the FINRA (CRD#: 2924711) and has been responsible for and participating in capital management, risk mitigation and portfolio management services for several private companies, of which he has developed relationships with. We will also utilize expertise of Mr. Mark Singh, another independent director nominee, in client relations in a management firm.

Further, our management team, comprising of our executive officers and directors, have experience in management and directorship in public companies and international companies. Mr. Li is currently serving as a Director of Lakeshore Acquisition II Corp. (Nasdaq: LBBB), a special purpose acquisition company. Mr. Angel Colon, one of our independent director nominee, has served as a Director of Sentage Holdings Inc. (Nasdaq: SNTG), a holding company providing financial services in the PRC. In addition, Mr. Rodolfo Jose Gonzalez Caceres previously served for more than 7 years as an External Relations Manager of Frontera Energy Corp. (TSE: FEC), a Canadian-based petroleum exploration and production company. We will leverage their relevant experience to search and valuate business combination targets, perform discipline due diligence and provide post business combination value-add capabilities.

We believe that this combination of extensive relationships and expertise will make us a preferred partner for and allow us to source high-quality business combination targets. However, none of our management team is obligated to remain with the company after an acquisition transaction, and we cannot provide assurance that the resignation or retention of our current management will be a term or condition in any agreement relating to business combination. Moreover, despite the competitive advantages we believe we have, we remain subject to significant competition with respect to identifying and executing a business combination.

Business Strategy and Acquisition Criteria

The main ambition of our management is to create value for our shareholders though our experience by improving the operating efficiency of a target business, while implementing revenue-driven and/or profit-engagement strategies and increase profit potential through additional acquisitions. Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are essential in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we consider it appropriate to do so:

•	Niche Deal Size

We intend to acquire emerging growth companies that either grow into a position to generate cash or  are already cash-generative. We believe we have greater access to companies within this range and we expect the negotiation process to be comparably time-saving.

•	Long-term Revenue Visibility with Defensible Market Position

In management’s view, the target companies should be close to an anticipated inflection point, such as those companies requiring additional management expertise, those companies able to innovate by developing new products or services, or companies where we believe we have ability to achievement improved profitability performance through an acquisition designed to help facilitate growth.

•	Benefits from Being a U.S. Public Company (Value Creation and Marketing Opportunities)

We intend to search target companies that we believe will help offer attractive risk-adjusted equity returns for our shareholders. We intend to seek to acquire a target on terms and in a manner that leverages our experience. Amount other criteria, we expect to evaluate financial returns based on (i) the potential for organic growth in cash flows, (ii) the ability to achieve cost savings, (iii) the ability to accelerate growth, including through the opportunity for follow-on acquisitions, and (iv) the prospects for creating value through other value creation initiatives. We also plan to evaluate potential upside from future growth in the target business’ earnings and an improved capital structure.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial business combination, which, as discussed in this prospectus, would be in the form of proxy solicitation or tender offer materials that we would file with the U.S. Securities and Exchange Commission (the “SEC”).

Other Acquisition Considerations

We are not prohibited from pursuing an initial business combination with a company that is affiliated with the Sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with the Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Effecting a Business Combination

We will either (i) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may seek to convert their public shares, regardless of whether they vote for or against, or abstain from voting on, the proposed business combination, into their pro rata portion of the aggregate amount then on deposit in the Trust Account (net of taxes payable) or (ii) provide our public shareholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our insiders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata portion of the aggregate amount then on deposit in the Trust Account. The decision as to whether we will seek shareholder approval of our proposed business combination or allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. If we so choose and we are legally permitted to do so, we will have the flexibility to avoid a shareholder vote and allow our shareholders to sell their shares pursuant to the tender offer rules of the SEC. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the issued and outstanding Ordinary Shares voted are voted in favor of the business combination.

We will have until September 27, 2023 to consummate our initial business combination. If we anticipate that we may not be able to consummate our initial business combination by September 27, 2023, we may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of up to March 27, 2024 to complete a business combination), provided that the Sponsor or designee must deposit into the Trust Account for each three months extension, $690,000, up to an aggregate of $1,380,000, on or prior to the date of the applicable deadline. Our public shareholders will not be afforded an opportunity to vote on our extension of time to consummate an initial business combination from September 27, 2023 to up to March 27, 2024 described above or redeem their shares in connection with such extensions. If we are unable to consummate our initial business combination within such time period, unless we extend such period pursuant to our amended and restated memorandum and articles of association, we will, as promptly as possible but not more than ten (10) business days thereafter, redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not previously released to us or necessary to pay our taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our liquidation and subsequent dissolution and the public warrants will expire and will be worthless.

If we are unable to consummate our initial business combination within this time period, we will liquidate the Trust Account and distribute the proceeds held therein to our public shareholders by way of redeeming their shares and dissolve. If we are forced to liquidate, we anticipate that we would distribute to our public shareholders the amount in the Trust Account calculated as of the date that is two (2) days prior to the distribution date (including any accrued interest net of taxes payable). Prior to such distribution, we would be required to assess all claims that may be potentially brought against us by our creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our public shareholders with respect to amounts that are owed to them. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation. In the event of our liquidation and subsequent dissolution, the public warrants will expire and will be worthless.

Pursuant to the NASDAQ listing rules, our initial business combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the Trust Account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the Trust Account) at the time of the execution of a definitive agreement for such business combination, although this may entail simultaneous acquisitions of several target businesses. The fair market value of the target business will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Our board of directors will have broad discretion in choosing the standard used to establish the fair market value of any prospective target business. The target business or businesses that we acquire may have a collective fair market value substantially in excess of 80% of the Trust Account balance. We will not be required to comply with the 80% fair market value requirement if we are delisted from NASDAQ.

We are not required to obtain an opinion from an unaffiliated third party that the target business we select has a fair market value in excess of at least 80% of the balance of the Trust Account unless our board of directors cannot make such determination on its own. We are also not required to obtain an opinion from an unaffiliated third party indicating that the price we are paying is fair to our shareholders from a financial point of view unless the target is affiliated with our officers, directors, insiders or their affiliates.

We currently anticipate structuring our initial business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such target business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test.

Permission Required from the PRC Authorities for a Business Combination If We Acquire a PRC Target Company (Post-Business Combination)

As a Cayman Islands company with no operations or subsidiaries in China with a majority of management located outside of China and expected to conduct a target search primarily outside of China, we are not required to obtain permission from any Chinese authorities to operate or to issue the securities in the IPO to any investors, including Chinese investors, if any, nor have we been contacted by any Chinese authorities in connection with our operations or the IPO, and we do not expect that permission will be required from the Chinese authorities in connection with our business combination since we will not undertake our initial business combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau).

PRC Limitations on Overseas Listing and Share Issuances If We Acquire a PRC Target Company (Post-Business Combination)

Our company is a blank check company incorporated in Cayman Islands rather than in China and currently our company does not own or control any equity interest in any PRC company or operate any business in China. However, we have significant ties to China, because Mr. Mingyu (Michael) Li, our Chief Executive Officer and Chief Financial Officer, who is also the sole member and sole director of the Sponsor, is located in China.

If we consummate a business combination with a company being based in or having the majority of the company’s operations in China (a “PRC Target Company”), we may be required to obtain approval from Chinese authorities, including the Chinese Securities Regulatory Commission (“CSRC”) or the Cyberspace Administration of China (the “CAC”), to list on U.S. exchanges or issue securities to foreign investors either in connection with a business combination or post business combination. If approval is required in the future and we were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to complete a business combination or continue listing on a U.S. exchange, which would materially affect the interest of our investors. It is uncertain when and whether we will be required to obtain permission from the PRC government to continue to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Our operations may be adversely affected in the future, directly or indirectly, by existing or future laws and regulations relating to the PRC Target Company’s business or industry and oversea listing and share issuance.

However, applicable laws, regulations, or interpretations of PRC may change, and the relevant PRC government agencies could reach a different conclusion. There is also possibility that we may not be able to obtain or maintain such approval or that we inadvertently concluded that such approval was not required. If prior approval was required while we inadvertently concluded that such approval was not required or if applicable laws and regulations or the interpretation of such were modified to require us to obtain the approval in the future, we may face regulatory actions or other sanctions from relevant Chinese regulatory authorities. Once we complete a business combination with a PRC Target Company, these authorities may impose fines and penalties upon our operations in China, limit our operating privileges in China, delay or restrict the repatriation of the proceeds from financing offering into China, or take other actions that could have a material adverse effect upon our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities. In addition, any changes in PRC law, regulations, or interpretations may severely affect our operations after this offering. The CSRC or other Chinese regulatory agencies may also take actions requiring us, or making it advisable for us, to terminate this offering prior to closing or be subject to other severe consequences, which would materially affect the interest of the investors. To that extent, we may not be able to conduct the process of searching for a potential target company in China. Any failure of us to fully comply with new regulatory requirements may significantly limit or completely hinder our ability to offer or continue to offer the securities, causing significant disruption to our business operations, severely damage our reputation, materially and adversely affect our financial condition and results of operations and cause the securities to significantly decline in value or become worthless.

Facilities

Our executive offices are located at 1412 Broadway, 21st Floor, Suite 21V, New York, NY 10018 and our telephone number is (646) 257-5537. We make $1,000 per month payment to the Sponsor for the office space, administration and support services. We consider our current office space adequate for our current operations.

Employees

We currently have Mr. Mingyu (Michael) Li as both the Chief Executive Officer and Chief Financial Officer. He is not obligated to devote any specific number of hours to our matters but he intends to devote as much of his time as he deems necessary to our affairs until we have completed our initial business combination. The amount of time he will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Annual Report.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive offices are located 1412 Broadway, 21st Floor, Suite 21V, New York, NY 10018, and our telephone number is (646) 257-5537.

Item 3. Legal Proceedings.

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market Information.

Our Public Units, Ordinary Shares, Warrants, and Rights are each traded on The Nasdaq Global Market (“Nasdaq”) under the symbols “HSPOU,” “HSPO” “HSPOW,” and “HSPOR,” respectively.

Holders

As of the date hereof, we had 2 holders of record of our units, 5 holders of record of our separately traded Ordinary Shares, 1 holder of record of our separately traded Warrants, and 1 holder of record of our separately traded Rights. The number of record holders was determined from the records of our transfer agent.

Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On June 14, 2022, we issued 10,000 Ordinary Shares to the Sponsor. On August 30, 2022, (1) we issued 1,725,000 Ordinary Shares to the Sponsor for a purchase price of $25,000, or approximately $0.0145 per share, and (2) the Sponsor surrendered 10,000 Ordinary Shares. On September 12, 2022, the Sponsor entered into a securities transfer agreement, pursuant to which the Sponsor transferred to our independent directors, Messrs. Angel Colon, Mark Singh, and Rodolfo Jose Gonzalez Caceres, 8,000, 5,000 and 5,000 Ordinary Shares, respectively, at the original purchase price, immediately prior to the closing of the IPO. The issuance of such Founder Shares to the Sponsor was made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

On December 27, 2022, we consummated the IPO of 6,900,000 Public Units at a price of $10.00 per Public Unit, generating gross proceeds of $69,000,000. Network 1 Financial Securities, Inc. (“Network 1”) acted as the representatives of the underwriters of the IPO. The securities sold in the IPO were sold pursuant to a registration statement on Form S-1 (File No.: 333-268578). The registration statement became effective on December 21, 2022.

Substantially concurrently with the closing of the IPO, we completed the Private Placement of 385,750 Private Units to the Sponsor, at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $3,857,500. The Private Units are identical to the Public Units sold in the IPO, except that the Sponsor agreed not to transfer, assign or sell any of the Private Units and the underlying securities (except to certain permitted transferees) until the completion of the Company’s initial business combination. The issuance of the Private Units was made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

Substantially concurrently with the closing of the IPO, we also issued 200,000 Ordinary Shares (the “Representative Shares”) to Network 1 and/or its designees as part of representative compensation. Network 1 has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of our initial business combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if we fail to complete our initial business combination within the prescribed timeline. The representative shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales of this offering pursuant to FINRA Rule 5110 (e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the date of the commencement of sales of the IPO, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the date of the commencement of sales of the IPO except to any underwriter and selected dealer participating in the IPO and their officers, partners, registered persons or affiliates. The issuance of the Representative Shares was made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

A total of $70,207,500 ($10.175 per Public Unit) from the IPO and the Private Placement  were placed in a U.S.-based Trust Account maintained by Continental Stock Transfer & Trust Company. We paid a total of $1,380,000 in underwriting discounts and commissions and $581,124 for other offering cost.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company”, “us”, “our”, or “we” refer to Horizon Space Acquisition I Corp.. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes herein.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company formed under the laws of Cayman Island on June 14, 2022, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash derived from the proceeds of the IPO, our securities, debt or a combination of cash, securities and debt, in effecting a business combination. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO. Following the IPO, we have not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the period from June 14, 2022 (inception) through December 31, 2022, we had a net loss of $123,960, which consists of formation and operating costs of $43,531 and share-based compensation expense of $93,780, offset by unrealized gain on marketable securities held in the Trust Account of $13,351.

Liquidity and Capital Resources

Following the closing of the IPO on December 27, 2022, a total of $70,207,500 was placed in the Trust Account. Thereafter, as of December 31, 2022, we had $561,406 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes. In connection with the IPO, we incurred $5,422,124 in transaction costs, including $1,380,000 of underwriting discounts and commissions, $2,415,000 of deferred underwriting commissions, $581,124 of other offering costs and $1,046,000 fair value of 200,000 Representative Shares issued to Network 1 and/or its designees.

We intend to use substantially all of the net proceeds of the IPO, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto, including deferred underwriting commissions of $2,415,000 payable to Network 1. To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

Over the next 12 months (assuming a business combination is not consummated prior thereto), we will be using the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to us from The Trust Account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

As of December 31, 2022, we had cash of $561,406 and a working capital of $650,629. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. Our management’s plan in addressing this uncertainty is through the Working Capital Loans from our Sponsor or its affiliates. In addition, if we are unable to complete a business combination within the Combination Period, our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a business combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about our ability to continue as a going concern. Our financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

We are obligated to pay the underwriters a deferred underwriting fees equal to 3.5% of the gross proceeds of the IPO. Upon completion of the business combination, $2,415,000 will be paid to the underwriters from the funds held in the Trust Account.

The Founder Shares, the Ordinary Shares included in the Private Units, and any Ordinary Shares that may be issued upon conversion of working capital loans (and any underlying securities) will be entitled to registration rights pursuant to a registration and shareholder rights agreement entered into in connection with the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Policies and Estimates

In preparing these financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results may differ from these estimates. We have identified the following critical accounting policies and estimates:

Investments Held in Trust Account

At December 31, 2022, asset held in the Trust Account was $70,220,851. Substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in unrealized gain or loss on investments on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own Ordinary Shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. We determined that upon further review of the warrant agreements, we concluded that our warrants qualify for equity accounting treatment.

Offering Costs

Offering costs consisting principally of underwriting, legal, accounting and other expenses that are directly related to the IPO and charged to shareholders’ deficit upon the completion of the IPO. We comply with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”.

Share-Based Compensation Expense

We account for share-based compensation expense in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a share-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred.

Ordinary Shares Subject to Possible Redemption

We account for our Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Ordinary Shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. Our public shares of Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Ordinary Shares included in the Public Units subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Ordinary Shares  to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Ordinary Shares are affected by charges against additional paid in capital or accumulated deficit.

Share Compensation Expense

We account for share-based compensation expense in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a share-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less interest income and unrealized gain or loss on investments in trust account less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders.

Fair Value of Financial Instruments

ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

●

Level 1 —based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

●

Level 2 — Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

●	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

At December 31, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

Income Taxes

We account for income taxes under ASC740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. We have identified Cayman Islands as its only “major” tax jurisdiction, as defined. Based on our evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Since we were incorporated on June 14, 2022, the evaluation was performed for upcoming 2022 tax year which will be the only period subject to examination. We believe that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Our policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

We may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

Our tax provision was deemed to be de minimis for the period presented. We are considered to be an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Recent Accounting Pronouncements

In August 2020, the FASB issued a new standard (ASU 2020-06) to reduce the complexity of accounting for convertible debt and other equity-linked instruments. For certain convertible debt instruments with a cash conversion feature, the changes are a trade-off between simplifications in the accounting model (no separation of an “equity” component to impute a market interest rate, and simpler analysis of embedded equity features) and a potentially adverse impact to diluted earnings per share by requiring the use of the if-converted method. The new standard will also impact other financial instruments commonly issued by both public and private companies. For example, the separation model for beneficial conversion features is eliminated simplifying the analysis for issuers of convertible debt and convertible preferred stock. Also, certain specific requirements to achieve equity classification and/or qualify for the derivative scope exception for contracts indexed to an entity’s own equity are removed, enabling more freestanding instruments and embedded features to avoid mark-to-market accounting. The new standard is effective for companies that are SEC filers (except for smaller reporting companies) for fiscal years beginning after December 15, 2021 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The adoption of ASU 2020-06 on July 1, 2022 did not have a material effect on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting for the period from June 14, 2022 (inception) to December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Officers, Directors and Director Nominees

Our officers and directors are as follows:

Name	Age	Position
Mingyu (Michael) Li	38	Chief Executive Officer, Chief Financial Officer, Director, and Chairman
Angel Colon	48	Independent Director
Mark Singh	31	Independent Director
Rodolfo Jose Gonzalez Caceres	51	Independent Director

Mr. Mingyu (Michael) Li, our Chief Executive Officer, Chief Financial Officer, Director and Chairman of the board of director. Since March 2022, Mr. Li has served as a director of Lakeshore Acquisition II Corp. (Nasdaq: LBBB), a special purpose acquisition company currently listing on Nasdaq. Since November 2021, Mr. Li has served as the Chief Executive Officer of Hangzhou Qianhe Mingde Enterprise Management Consulting Co., Ltd., namely Horizon Holdings, a company providing consulting services. Since March 2020, Mr. Li has served as the Chief Executive Officer of Hangzhou Qianhe Mingde Equity Investment Co., Ltd., namely Horizon Capital, a private equity firm focusing renewable and AI-driven manufacturing. In Horizon Capital, he has led a number of private equity fundraisings, managed advisory business for cross-border mergers & acquisitions (“M&A”). Since December 2019, Mr. Li has served as the Chief Executive Officer at Shenzhen Hetai Mingde Capital Management Co., Ltd., a company provide capital management services. From January 2014 to January 2019, Mr. Li served as a Senior Partner at Hejun Capital, a private equity firm specializing in providing capital operation system solutions to high-growth enterprises. During his tenure in Hejun Capital, Mr. Li participated in two M&A transactions and post-merger integration projects involving listed companies in the media sector. From January 2012 to January 2013, Mr. Li served as a Director of Investment Banking in China Minsheng Bank, one of the leading commercial banks in China, where he was responsible for investment banking and financing needs of large energy companies. Mr. Li received his MBA Degree with a major in Finance from Cheung Kong Graduate School of Business in 2012 and a Bachelor Degree in Law from Hebei University in 2007.

Mr. Angel Colon serves as our independent director. Since July 2021, Mr. Colon has also served as an Independent Director of Sentage Holdings Inc. (Nasdaq: SNTG), a holding company providing financial services in the PRC. Mr. Colon has served as the Chief Compliance Officer of Entoro Wealth LLC since July 2020, an investment advisory and asset management firm. Since June 2019, he has served as the Managing Director of Entoro Capital LLC, a financial and strategic advisory services firm. Both Entoro Wealth LLC and Entoro Capital LLC are affiliated with Entoro Securities LLC (CRD#: 35192/SEC#: 8-4663), a registered brokerage firm wt. Mr. Colon has served as a financial advisor and consultant of Andean Farm and Pharma Corp. since December 2018 and Bronson Resource Limited since December 2018, responsible for research-backed support of strategies concerning the mitigation of risk and financial planning. He has served as a Managing Member of Turing Funds, LLC since July 2017, a business services firm. He has also served as a Managing Member of NY Capital Management Group, LLC, an investment management firm, since January 2017. From October 2018 to February 2020, Mr. Colon served as a Managing Member of Vega Management Advisors, LLC, and Vega Management Investments, LLC, both of which are investment management firms. Mr. Colon received a Bachelor Degree of Science in International Business from St. John Fisher College in 1996. He has passed FINRA Series 6, Series 7, Series 24, Series 63 and Series 65 examinations and is a licensed broker registered with FINRA (CRD#: 2924711).

Mr. Mark Singh serves as our independent director. Since January 2021, Mr. Singh has served as a Project Manager of NY Capital Management Group, LLC, responsible for marketing and client relations. From September 2020 to December 2020, Mr. Singh served as a Project Manager of Turing Funds, LLC, responsible for administrative matters. From October 2017 to July 2020, Mr. Singh served as the Head of Performance of the U.S. office of Beyond Media Global LLC, a marketing agency company, where he was responsible for digital advertising accounts managements. Mr. Singh received a Bachelor Degree of Arts in History, minor in Government from Harvard College in 2013.

Mr. Rodolfo Jose Gonzalez Caceres serves as our independent director. Since May 2018, Mr. Gonzalez Caceres has been a self-employed independent consultant to provide consultation services for companies in power generation (solar/small hydro), power transmission and commodities trading industries. From September 2011 to April 2018, Mr. Gonzalez Caceres served as an External Relations Manager of Frontera Energy Corp. (TSE: FEC), a Canadian-based petroleum exploration and production company in the business of heavy crude oil and natural gas in South America, where he was responsible for monitoring the legislative and regulatory agenda related to the company’s business and operations. Mr. Gonzalez Caceres received a Juris Doctor Degree from Pontificia Universidad Javeriana in 1992, a Master Degree in International Law from Tulane University Law School in 1996, and a Certificate in Administrative Law from Pontificia Universidad Javeriana in 2006.

Number and Terms of Office of Officers and Directors

Our board of directors consists of four members. Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term: Class I, with a term expiring at the first annual general meeting — Angel Colon; Class II, with a term expiring at the second annual general meeting — Mark Singh and Rodolfo Jose Gonzalez Caceres; and Class III, with a term expiring at the third annual general meeting — Mingyu (Michael) Li. Prior to the completion of an initial business combination, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors. After completion of the business combination, subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our Ordinary Shares.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of a Chairman, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors currently has two standing committees: an audit committee and a compensation committee. Because we are a “controlled company” under applicable Nasdaq rules, we do not have a nominating and governance committee. Subject to phase-in rules and a limited exception, the rules of NASDAQ and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NASDAQ require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Messrs. Colon, Singh, and Gonzalez Caceres currently serve as members of our audit committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent, subject to the certain phase-in provisions. Our board of directors has determined that each of Messrs. Colon, Singh, and Gonzalez Caceres meet the independent director standard under Nasdaq listing standards and under Rule 10A-3(b)(1) of the Exchange Act.

Mr. Colon serves as the Chairman of the audit committee. Each member of the audit committee meets the financial literacy requirements of Nasdaq, and our board of directors has determined that Mr. Colon qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●

reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●

determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

The audit committee is governed by a charter that complies with the rules of Nasdaq.

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Messrs. Colon, Singh, and Gonzalez Caceres, each of whom is an independent director under Nasdaq’s listing standards. Mr. Singh is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the NASDAQ Rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual general meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Code of Ethics

We have adopted a code of ethics and business conduct (the “Code of Ethics”) applicable to our directors, officers and employees.  You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us.  We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation.

None of our officers or directors has received any cash compensation for services rendered to us, except that transferred to our independent directors, Messrs. Angel Colon, Mark Singh, and Rodolfo Jose Gonzalez Caceres, 8,000, 5,000 and 5,000 Founder Shares, respectively, immediately prior to the closing of the IPO. Other than as set forth elsewhere, no compensation of any kind, including finder’s and consulting fees, will be paid to our founders, existing officers, directors and advisors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to the IPO to be paid either prior to or in connection with our initial business combination. In addition, our officers, directors and advisors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our founders, officers, directors or advisors, or our or their affiliates, including the extension loan and extension convertible notes.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

Following a business combination, to the extent we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary as of the date hereof by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them.

The beneficial ownership of our Ordinary Shares is based on an aggregate of 9,210,750 Ordinary Shares issued and outstanding as of the date hereof.

	Number of	Percentage of
	Ordinary Shares	Outstanding
Name and Address of Beneficial Owner (1)	Beneficially Owned (2)	Ordinary Shares
Officers and Directors
Mingyu (Michael) Li	2,092,750	22.72%
Angel Colon	8,000	*
Mark Singh	5,000	*
Rodolfo Jose Gonzalez Caceres	5,000	*
All officers and directors as a group (4 individuals)	2,110,750	22.72%
5% Holders
Horizon Space Acquisition I Sponsor Corp. (2)	2,092,750	22.72%

*	Less than one percent

(1)	Unless otherwise noted, the business address of each of the following is c/o Horizon Space Acquisition I Corp., 1412 Broadway, 21st Floor, Suite 21V, New York, NY 10018.

(2)

Mingyu (Michael) Li is the sole member and sole director of Horizon Space Acquisition I Sponsor Corp., our Sponsor. The person having voting, dispositive or investment powers over the sponsor is Mingyu (Michael) Li, thus Mingyu (Michael) Li is deemed to have beneficial ownership of the shares held by the Sponsor.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On June 14, 2022, we issued 10,000 Ordinary Shares to the Sponsor. On August 30, 2022, (1) we issued 1,725,000 Ordinary Shares to the Sponsor for a purchase price of $25,000, or approximately $0.0145 per share, and (2) the Sponsor surrendered 10,000 Ordinary Shares. On September 12, 2022, the Sponsor entered into a securities transfer agreement, pursuant to which the Sponsor transferred to our independent directors, Messrs. Angel Colon, Mark Singh, and Rodolfo Jose Gonzalez Caceres, 8,000, 5,000 and 5,000 Ordinary Shares, respectively, at the original purchase price, immediately prior to the closing of the IPO. Simultaneously with the effectiveness of the registration statement and closing of the IPO (including the full exercise of over-allotment option), the Sponsor transferred to our independent directors, Messrs. Angel Colon, Mark Singh, and Rodolfo Jose Gonzalez Caceres, 8,000, 5,000 and 5,000 Ordinary Shares, respectively,  at the same price originally paid by the Sponsor for such shares, pursuant to a certain securities transfer agreement (the “Securities Transfer Agreement”) dated September 12, 2022 among the Company, the transferees and the Sponsor.

As of December 31, 2022, there were 1,725,000  Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.0145 per share.

Private Units

On December 27, 2022, simultaneously with the consummation of the IPO, the Company completed the Private Placement of 385,750 Private Units to the Sponsor at a purchase price of $10.00 per Private Unit.

Promissory Note — Related Party

On August 30, 2022, the Sponsor has agreed to loan the Company up to an aggregate amount of $500,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Note”). For the period from June 14, 2022 (inception) through December 27, 2022, the date of the completion of the IPO, the Sponsor loaned the Company in the amount of $389,200. Total amount of $389,200 under the Promissory Note was fully repaid upon closing of the IPO on December 27, 2022. This note has been terminated after the repayment.

Working Capital Loans

In order to meet the Company’s working capital needs following the consummation of the IPO, and to extend our life, the Sponsor, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (the “Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company initial business combination, without interest, or, at the lender’s discretion, up to $3,000,000 of the notes (in addition to the extension loans and convertible notes thereunder, if any) may be converted upon consummation of the Company’s business combination into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 330,000 Ordinary Shares (which includes 30,000 Ordinary Shares issuable underlying rights) and warrants to purchase 300,000 Ordinary Shares if $3,000,000 of notes were so converted). These notes would be in addition to any notes we issued in exchange for the funds necessary to extend our life. If the Company does not complete a business combination, the loans would be repaid out of funds not held in the Trust Account, and only to the extent available. The Company’s shareholders have approved the issuance of the units and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of its initial business combination. If the Company does not complete a business combination, the loans will not be repaid.

If the Company anticipates that it may not be able to consummate its initial business combination by September 27, 2023, it may, but is not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of up to up to March 27, 2024 to complete a business combination), provided that the Sponsor or designee must deposit into the Trust Account for each three months extension $690,000, up to an aggregate of $1,380,000, on or prior to the date of the applicable deadline. The Sponsor or its affiliates or designees will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a business combination unless there are funds available outside the Trust Account to do so. Such extension notes would either be paid upon consummation of an initial business combination, or, at the lender’s discretion, converted upon consummation of an initial business combination into additional private units at a price of $10.00 per unit. If the Company does not complete a business combination, the loans would be repaid out of funds not held in the Trust Account, and only to the extent available. The Company’s shareholders have approved the issuance of the units and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of its initial business combination. If the Company does not complete a business combination, the loans will not be repaid.

As of December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company is obligated, commencing from the effective date of the IPO to pay the Sponsor, a monthly fee of $1,000 for general and administrative services pursuant to a certain administrative services agreement (the “Administrative Services Agreement”). This Administrative Services Agreement was signed by the Company and the Sponsor on December 21, 2022 and it will terminate upon completion of the Company’s business combination or the liquidation of the Trust Account to public shareholders.

Policy for Approval of Related Party Transactions

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter will be responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We have adopted the audit committee charter. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our founders unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA, or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire, or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, other than the $1,000 per month fee, no finder’s fees, reimbursements or cash payments will be made to our founders, existing officers, directors or advisors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to the IPO to be paid either prior to or in connection with our initial business combination. In addition, the following payments will be made to our founders or their affiliates, none of which will be made from the proceeds of the IPO held in the Trust Account prior to the completion of our initial business combination:

●	payment of $1,000 per month to our Sponsor, for use of office, utilities, personnel and related services, subject to deferral as described herein;

●	reimbursement of out-of-pocket expenses incurred by them in connection with certain activities on our behalf, such as identifying and investigating possible business targets and business combinations;

●

repayment at the closing of our initial business combination of loans which may be made by our founders or an affiliate of our founders to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $3,000,000 of such loans (in addition to the extension loans and convertible notes thereunder, if any) may be convertible into working capital units, at a price of $10.00 per unit at the option of the lender. Such working capital units are identical to the Private Units sold in the Private Placement; and

●

if we extend the time we need to complete our business combination by September 27, 2023 (or up to March 27, 2024 if the Company extends the period of time to consummate a business combination), repayment at the closing of our initial business combination of loans which may be made by our Sponsor, its affiliates or designees in connection with our extension in the amount of $690,000, for each 3-month period, which may be convertible into working capital units, at a price of $10.00 per unit, such working capital units are identical to the Private Units sold in the Private Placement.

Our audit committee will review on a quarterly basis all payments that were made to our founders or their affiliates, including the extension loan and extension convertible notes.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent.  An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Messrs. Colon, Singh, and Gonzalez Caceres are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to UHY LLP (“UHY”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY in connection with regulatory filings. The aggregate fees billed by UHY for professional services rendered for the audit of our annual financial statements, review of the financial information included in our other required filings with the SEC for the period from June 14, 2022 (inception) through December 31, 2022 total $96,600. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” We did not pay UHY for professional services rendered for audit related fees for the period from June 14, 2022 (inception) through December 31, 2022.

Tax Fees. We did not pay UHY for tax planning and tax advice for the period from June 14, 2022 (inception) through December 31, 2022.

All Other Fees. We did not pay UHY for other services for the period from June 14, 2022 (inception) through December 31, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1. The following documents are filed as part of this Annual Report:

Financial Statements: See “Item 8. Financial Statements and Supplementary Data” herein and “Index to Financial Statements” and financial statements incorporated by reference therein commencing below.

2. Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description
3.1*

Amended and Restated Memorandum and Articles of Association, dated December 21, 2022. (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on December 28, 2022)

4.1*	Specimen Unit Certificate. (incorporated herein by reference to Exhibit 4.1 to Form S-1 as filed with the Securities and Exchange Commission on December 9, 2022)

4.2*	Specimen Ordinary Share Certificate. (incorporated herein by reference to Exhibit 4.2 to Form S-1 as filed with the Securities and Exchange Commission on December 9, 2022)

4.3*	Specimen Warrant Certificate. (incorporated herein by reference to Exhibit 4.3 to Form S-1 as filed with the Securities and Exchange Commission on December 9, 2022)

4.4*	Specimen Right Certificate (incorporated herein by reference to Exhibit 4.4 to Form S-1 as filed with the Securities and Exchange Commission on December 9, 2022)

4.5*

Warrant Agreement, dated December 21, 2022, between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent. (incorporated herein by reference to Exhibit 4.1 to Form 8-K as filed with the Securities and Exchange Commission on December 28, 2022)

4.6*

Rights Agreement, dated December 21, 2022, between the Registrant and Continental Stock Transfer & Trust Company, as rights agent. (incorporated herein by reference to Exhibit 4.2 to Form 8-K as filed with the Securities and Exchange Commission on December 28, 2022)

10.1*

Letter Agreement, dated December 21, 2022, among the Registrant and certain security holders. (incorporated herein by reference to Exhibit 10.6 to Form 8-K as filed with the Securities and Exchange Commission on December 28, 2022)

10.2*

Investment Management Trust Agreement, dated December 21, 2022, between the Registrant and Continental Stock Transfer & Trust Company, as trustee. (incorporated herein by reference to Exhibit 10.3 to Form 8-K as filed with the Securities and Exchange Commission on December 28, 2022)

10.3*

Escrow Agreement between the Registrant, dated December 21, 2022, Continental Stock Transfer & Trust Company and certain shareholders. (incorporated herein by reference to Exhibit 10.4 to Form 8-K as filed with the Securities and Exchange Commission on December 28, 2022)

10.4*

Registration Rights Agreement, dated December 21, 2022, among the Registrant and certain security holders. (incorporated herein by reference to Exhibit 10.5 to Form 8-K as filed with the Securities and Exchange Commission on December 28, 2022)

26

10.5*

Private Units Purchase Agreement, dated December 21, 2022, between the Registrant and the Sponsor. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on December 28, 2022)

10.6*

Securities Transfer Agreement, dated September 12, 2022, among the Registrant, the Sponsor, and certain directors of the Registrant. (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on December 28, 2022)

10.7*

Administrative Service Agreement, dated December 21, 2022, between the Registrant and the Sponsor. (incorporated herein by reference to Exhibit 10.8 to Form 8-K as filed with the Securities and Exchange Commission on December 28, 2022)

99.1*	Audit Committee Charter. (incorporated herein by reference to Exhibit 99.1 to Form S-1 as filed with the Securities and Exchange Commission on December 9, 2022)

99.2*	Compensation Committee Charter. (incorporated herein by reference to Exhibit 99.2 to Form S-1 as filed with the Securities and Exchange Commission on December 9, 2022)

31.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the Inline XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON SPACE ACQUISITION I CORP.

Date: February 13, 2023
	By:	/s/ Mingyu (Michael) Li
Mingyu (Michael) Li
Chief Executive Officer, Chief Financial Officer, Chairman and Secretary
(Principal Executive Officer, Principal Financial Officer and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mingyu (Michael) Li	Chief Executive Officer, Chief Financial Officer, Chairman and Director	February 13, 2023
Mingyu (Michael) Li	(Principle Executive Officer, Principal Accounting and Financial Officer)

/s/ Angel Colon	Director	February 13, 2023
Angel Colon

/s/ Mark Singh	Director	February 13, 2023
Mark Singh

/s/ Rodolfo Jose Gonzalez Caceres	Director	February 13, 2023
Rodolfo Jose Gonzalez Caceres

HORIZON SPACE ACQUISITION I CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Horizon Space Acquisition I Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Horizon Space Acquisition I Corp. (the “Company”) as of December 31, 2022, and the related statements of operations, shareholders’ equity, and cash flows for the period from June 14, 2022 (inception) to December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the period from June 14, 2022 (inception) to December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared to assume the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in the pursuit of the consummation of a Business Combination. The Company’s cash and working capital as of December 31, 2022, are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2022.

New York, New York

February 13, 2023

HORIZON SPACE ACQUISITION I CORP.

BALANCE SHEET

DECEMBER 31, 2022

December 31, 2022

Assets
Current assets:
Cash	$561,406
Prepaid expenses - current	124,065
Total current assets	685,471

Prepaid expenses -non-current	19,716
Investments held in Trust Account	70,220,851
Total Assets	$70,926,038

Liabilities, Temporary Equity, and Shareholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$34,842
Total current liabilities	34,842

Deferred underwriters' discount	2,415,000
Total Liabilities	2,449,842

Commitments and Contingencies

Ordinary shares subject to possible redemption, 6,900,000 shares at redemption value of $10.177 per share	70,220,851

Shareholders' Deficit:
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding
Ordinary shares, $0.0001 par value,490,000,000 shares authorized, 2,310,750 shares issued and outstanding	231
Additional paid-in capital	-
Accumulated deficit	(1,744,886)
Total Shareholders' Deficit	(1,744,655)
Total Liabilities, Temporary Equity, and Shareholders' Deficit	$70,926,038

The accompanying notes are an integral part of this financial statement.

HORIZON SPACE ACQUISITION I CORP
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JUNE 14, 2022 (INCEPTION) THROUGH DECEMBER 31, 2022

Formation and operating costs	$43,531
Share-based compensation expense	93,780
Loss from operations	(137,311)

Other income
Unrealized gain on investments held in Trust Account	13,351

Net loss	$(123,960)

Basic and diluted weighted average redeemable ordinary shares outstanding	138,000
Basic and diluted net income per redeemable ordinary shares	$97.07

Basic and diluted weighted average non-redeemable ordinary shares outstanding	1,516,215
Basic and diluted net loss per non-redeemable ordinary share	$(8.92)

The accompanying notes are an integral part of these financial statements.

HORIZON SPACE ACQUISITION I CORP
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM JUNE 14, 2022 (INCEPTION) THROUGH DECEMBER 31, 2022

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of June 14, 2022 (inception)	-	$-	$-	$-	$-
Founder shares issued to initial shareholder	10,000	1	-	-	1
Founder shares issued to initial shareholder	1,725,000	173	24,827		25,000
Founder shares surrendered	(10,000)	(1)	-	-	(1)
Sale of public units through public offering	6,900,000	690	68,999,310		69,000,000
Sale of private placement units	385,750	38	3,857,462		3,857,500
Issuance of representative shares	200,000	20	1,045,980		1,046,000
Share compensation expense			93,780		93,780
Underwriters' discount			(3,795,000)		(3,795,000)
Other offering expenses			(1,627,124)		(1,627,124)
Reclassification of ordinary shares subject to redemption	(6,900,000)	(690)	(60,305,310)	-	(60,306,000)
Allocation of offering costs to ordinary shares subject to redemption			4,712,045		4,712,045
Initial accretion of carrying value to redemption value			(13,005,970)	(1,607,575)	(14,613,545)
Subsequent accretion of carrying value to redemption value				(13,351)	(13,351)
Net loss				(123,960)	(123,960)
Balance as of December 31, 2022	2,310,750	$231	$-	$(1,744,886)	$(1,744,655)

The accompanying notes are an integral part of these financial statements.

HORIZON SPACE ACQUISITION I CORP
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JUNE 14, 2022 (INCEPTION) THROUGH DECEMBER 31, 2022

Cash Flows from Operating Activities:
Net loss	$(123,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	93,780
Unrealized gain on investments held in Trust Account	(13,351)
Changes in operating assets and liabilities:
Prepaid expenses	(124,065)
Non-current prepaid expenses	(19,716)
Accounts payable and accrued expenses	34,842
Net Cash Used in Operating Activities	(152,470)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(70,207,500)
Net Cash Used in Investing Activities	(70,207,500)

Cash Flows from Financing Activities:
Proceeds from sale of public units through public offerings, net of underwriters’ discount	67,620,000
Proceeds from sale of private placement units	3,857,500
Proceeds from issuance of promissory note to related party	389,200
Repayment of promissory note to related party	(389,200)
Payment of offering costs	(556,124)
Net Cash Provided by Financing Activities	70,921,376

Net Change in Cash	561,406

Cash, beginning of period	-
Cash, end of period	$561,406

Supplemental Disclosure of Cash Flow Information:
Offering costs paid by Sponsor in exchange for issuance of ordinary shares	$25,000
Deferred underwriting commission charged to additional paid in capital	$2,415,000
Issuance of representative shares	$1,046,000
Initial accretion of carrying value for public shares to redemption value	$(14,613,545)
Subsequent accretion of carrying value for public shares to redemption value	$(13,351)

The accompanying notes are an integral part of these financial statements.

Note 1 — Organization, Business Operation and Going Concern Consideration

Horizon Space Acquisition I Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands on June 14, 2022. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization, or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any potential Business Combination target or initiated any substantive discussions, directly or indirectly, with any potential Business Combination prospects. The Company has selected December 31 as its fiscal year end.

As of December 31, 2022, the Company had not commenced any operations. For the period from June 14, 2022 (inception) through December 31, 2022, the Company’s efforts have been limited to organizational activities as well as activities related to its IPO (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company’s initial public offering (“IPO”) became effective on December 21, 2022. On December 27, 2022 the Company consummated the IPO of 6,900,000 units (including 900,000 units issued upon the full exercise of the over-allotment option, the “Public Units”). Each Public Unit consists of one ordinary share, one redeemable warrant, and one right to receive one-tenth of one ordinary share. Each whole redeemable warrant entitles the holder thereof to purchase one ordinary share at an exercise price of $11.50 per share. Each warrant will become exercisable on the later of the completion of an initial Business Combination and one year from the date that the registration statement is declared effective and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation, as described in the registration statement. Each ten rights entitle the holder thereof to receive one ordinary share upon the consummation of the Business Combination. The Public Units (including the Public Units sold in connection with the exercise of the over-allotment option) were sold at an offering price of $10.00 per Public Unit, generating gross proceeds of $69,000,000 on December 27, 2022.

Substantially concurrently with the closing of the IPO, the Company completed the private sale of 385,750 units (the “Private Placement Unit”) at a purchase price of $10.00 per Private Placement Units, generating gross proceeds to the Company of $3,857,500. Each Private Placement Unit shall consist of one ordinary share, one whole warrant, and one right. These Private Placement Units are identical to the Public Units, subject to limited exceptions. However, the holder of the Private Placement Unit is entitled to registration rights. In addition, the Private Placement Unit and the underlying securities may not, subject to certain limited exceptions, be transferred, assigned, or sold by the holder until completion of the initial Business Combination.

The Company also issued to the underwriter and/or its designees, 200,000 ordinary shares, or the “Representative Shares,” upon the consummation of the IPO. The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the IPO pursuant to FINRA Rule 5110(e)(1). The fair value of the 200,000 Representative Shares was approximately $1,046,000 or $5.23 per share.

Transaction costs amounted to $5,422,124, consisting of $1,380,000 of underwriting discounts and commissions, $2,415,000 of deferred underwriting commissions, $581,124 of other offering costs and $1,046,000 fair value of the 200,000 Representative Shares considered as part of the transaction costs.

Following the closing of the IPO and the issuance and the sale of Private Placement Units on December 27, 2022, $70,207,500 ($10.175 per Public Unit) from the net proceeds of the sale of the Public Units in the IPO and the sale of Private Placement Shares was placed into a U.S.-based trust account with Continental Stock Transfer & Trust Company, acting as trustee, and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the trust account that may be released to pay the Company’s tax obligations, the proceeds from the IPO and the sale of the Private Placement Unit that are deposited in the trust account will not be released from the trust account until the earliest to occur of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination by September 27, 2023 (or up to March 27, 2024 if the Company extends the period of time to consummate a Business Combination) (the “Combination Period”), provided that Horizon Space Acquisition I Sponsor Corp., a Cayman Islands company (the “Sponsor”) or designee must deposit into the trust account for each three months extension $690,000 ($0.10 per unit), up to an aggregate of $1,380,000, on or prior to the date of the applicable deadline, or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity and (c) the redemption of the public shares if the Company is unable to complete the Business Combination by the Combination Period. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

The Company’s initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding deferred underwriting commissions and interest income earned on the trust account that is released for working capital purposes or to pay taxes) at the time of the agreement to enter the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

The ordinary shares subject to redemption are being recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. If the Company cannot complete a Business Combination by September 27, 2023 (or up to March 27, 2024 if the Company extends the period of time to consummate a Business Combination), unless the Company extends such period pursuant to its amended and restated memorandum and articles of association, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company for working capital purposes or to pay the taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants and rights, which will expire worthless if the Company fails to complete the Business Combination by September 27, 2023 (or up to March 27, 2024 if the Company extends the time needed to complete a Business Combination).

Going Concern Consideration

As of December 31, 2022, the Company had cash of $561,406 and a working capital of $650,629.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address this need for capital through the IPO are discussed in Note 3. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart The Company’s Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $561,406 in cash and did not have any cash equivalents as of December 31, 2022.

Investments held in Trust Account

At December 31, 2022, asset held in the Trust Account was $70,220,851. Substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in unrealized gain or loss on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. As the Company’s warrants meet all the criteria for equity classification, the Company will classify each warrant as its own equity.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2022, 6,900,000 ordinary shares subject to possible redemption are presented at redemption value of $10.177 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Share Compensation Expense

The Company accounts for share-based compensation expense in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a share-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred (see Note 5 for more discussion about the details). The Company has recognized share-based compensation expense in the amount of $93,780 for the period ended December 31, 2022.

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”.  Offering costs were $5,422,124 consisting principally of underwriting, legal, accounting and other expenses that are directly related to the IPO and charged to shareholders’ equity upon the completion of the IPO.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less interest income and unrealized gain or loss on investments in trust account less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then shared in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

For the Period From June 14, 2022
(Inception) Through December 31, 2022
Net income (loss)	$(123,960)
Initial accretion of carrying value to redemption value	(14,613,545)
Subsequent accretion of carrying value to redemption value	(13,351)
Net loss including accretion of carrying value of redemption value	$(14,750,856)

	For the Period From June 14, 2022 ( Inception) Through
	December 31, 2022
		Non-
	Redeemable	Redeemable
	Ordinary	Ordinary
	Share	Share
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(1,230,564)	$(13,520,292)
Initial accretion of carrying value to redemption value	14,613,545	-
Subsequent accretion of carrying value to redemption value	13,351	-
Allocation of net income/(loss)	$13,396,332	$(13,520,292)

Denominators:
Weighted-average shares outstanding	138,000	1,516,215
Basic and diluted net income/ (loss) per share	$97.07	$(8.92)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

•	Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

•	Level 2 - Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

•	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

At December 31, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$70,220,851	$-	$70,220,851	$-
Total	$70,220,851	$-	$70,220,851	$-

Income Taxes

The Company accounts for income taxes under ASC740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified Cayman Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on June 14, 2022, the evaluation was performed for upcoming 2022 tax year which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision was deemed to be de minimis for the period presented. The Company is considered to be an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On December 27, 2022, the Company consummated the IPO of 6,900,000 Public Units (including 900,000 Public Units issued upon the full exercise of the over-allotment option). Each Public Unit consists of one ordinary share, one redeemable warrant, and one right to receive one-tenth of one ordinary share. Each whole redeemable warrant entitles the holder thereof to purchase one ordinary share at an exercise price of $11.50 per share. Each warrant will become exercisable on the later of the completion of an initial Business Combination and one year from the date that the registration statement is declared effective and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation, as described in the registration statement. Each ten rights entitle the holder thereof to receive one ordinary share upon the consummation of the Business Combination. The Public Units were sold at an offering price of $10.00 per Public Unit, generating gross proceeds of $69,000,000 on December 27, 2022.

All of the 6,900,000 public shares sold as part of the Public Units in the IPO contain a redemption feature which allows for the redemption of such public shares if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association, or in connection with the Company’s liquidation. In accordance with the Securities and Exchange Commission (the “SEC”) and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

The Company’s redeemable ordinary share is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of December 31, 2022, the amounts of ordinary shares reflected on the balance sheet are reconciled in the following table.

As of December 31, 2022
Gross proceeds	$69,000,000
Less:
Proceeds allocated to public rights and warrants	(8,694,000)
Offering costs of public shares	(4,712,045)
Plus:
Initial accretion of carrying value to redemption value	14,613,545
Subsequent accretion of carrying value to redemption value	13,351
Ordinary shares subject to possible redemption	$70,220,851

Note 4 — Private Placement

Substantially concurrently with the closing of the IPO, the Company completed the private sale of 385,750 Private Placement Shares at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $3,857,500. Each Private Placement Unit consists of one ordinary share, one whole warrant, and one right. These Private Placement Units are identical to the Public Units sold as part of the units in this offering, subject to limited exceptions. However, the holder of the Private Placement Units is entitled to registration rights. In addition, the Private Placement Units and the underlying securities may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until completion of the initial Business Combination.

Note 5 — Related Party Transactions

Founder Shares

On June 14, 2022, the Company issued 10,000 ordinary shares of a par value of $0.0001 each to the Sponsor. On August 30, 2022, the Sponsor acquired 1,725,000 ordinary shares (the “Founder Shares”) for a purchase price of $25,000 and surrendered 10,000 ordinary shares for a par value of $0.0001 each. Those shares issuance and cancelation were considered as a recapitalization, which were recorded and presented retroactively. On December 27, 2022, the underwriters exercised the over-allotment option in full, so there are no Founder Shares subject to forfeiture.

Simultaneously with the effectiveness of the registration statement and prior to the closing of the IPO (including the full exercise of over-allotment option), the Sponsor transferred to the Company’s independent directors, Messrs. Angel Colon, Mark Singh, and Rodolfo Jose Gonzalez Caceres, 8,000, 5,000 and 5,000 Founder Shares, respectively, pursuant to a certain securities transfer agreement (the “Securities Transfer Agreement”) dated September 12, 2022  among the Company, the transferees and the Sponsor.

The transfer of the Founders Shares to the Company’s independent directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 18,000 Founder Shares transferred to the Company’s independent directors was approximately $93,780 or $5.21 per share.

Promissory Note — Related Party

On August 30, 2022, the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and is due at the earlier of (1) August 31, 2023 or (2) the date on which the Company consummates an initial public offering of its securities. Total amount of $389,200 under the Promissory Note was fully repaid upon closing of the IPO on December 27, 2022. This note has been terminated after the repayment.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, or to extend the Combination Period, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Any such loans would be on an interest-free basis and would be repaid only from funds held outside the trust account or from funds released to the Company upon completion of the Company’s initial Business Combination. Up to $3,000,000 of such loans may be convertible into units at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Private Placement Units issued to the Sponsor. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s trust account, but if the Company does, it will request such lender to provide a waiver against any and all rights to seek access to funds in the trust account.

As of December 31, 2022, the Company had no borrowings under the working capital loans.

Administrative Services Agreement

The Company is obligated, commencing from the effective date of the IPO to pay the Sponsor, a monthly fee of $1,000 for general and administrative services pursuant to a certain administrative services agreement (the “Administrative Services Agreement”). This Administrative Services Agreement was signed by the Company and the Sponsor on December 21, 2022 and it will terminate upon completion of the Company’s Business Combination or the liquidation of the Trust Account to public shareholders.

Note 6 — Commitments & Contingencies

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

The holders of the Founder Shares and Private Placement Units (and any securities underlying the Private Placement Units) will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The Underwriter will be entitled to a deferred fee of 3.5% of the gross proceeds of the IPO, or $2,415,000 upon consummation of the Company’s initial Business Combination.

Representative shares

The Company issued to the underwriter and/or its designees, 200,000 Representative Shares upon the consummation of the IPO. The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the IPO pursuant to FINRA Rule 5110(e)(1).

Note 7 — Shareholders’ Equity

The Company is authorized to issue 500,000,000 shares, including 490,000,000 ordinary shares, par value of $0.0001 per share, and 10,000,000 preference shares, par value of $0.0001 per share.

On June 14, 2022, the Company issued 10,000 ordinary shares of a par value of $0.0001 each to the Sponsor. On August 30, 2022, the Sponsor acquired 1,725,000 Founder Shares (up to 225,000 of which are subject to forfeiture) at a price of approximately 0.0145 per share for an aggregate of $25,000 and surrendered 10,000 ordinary shares of a par value of $0.0001 each. Those shares issuance and cancelation were considered as a recapitalization, which were recorded and presented retroactively. As a result of the underwriters’ election to fully exercise their over-allotment option on December 27, 2022, no ordinary shares are currently subject to forfeiture.

As of December 31, 2022, there were 2,310,750 ordinary shares issued and outstanding, excluding 6,900,000 shares subject to possible redemption.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of ordinary shares will vote on all matters submitted to a vote of the Company’s shareholders except as required by law. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by the Company’s shareholders. Approval of certain actions will require a special resolution under Cayman Islands law, being the affirmative vote of at least two-thirds of the Company’s ordinary shares that are voted, and pursuant to the memorandum and articles of association; such actions include amending the memorandum and articles of association and approving a statutory merger or consolidation with another company. The Company’s board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. There is no cumulative voting with respect to the appointment of directors, with the result that the holders of more than 50% of the shares voted for the appointment of directors can appoint all of the directors. The shareholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor.

Warrants — Each whole warrant entitles the registered holder to purchase one whole ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of the completion of an initial Business Combination and one year from the date that the registration statement is declared effective. The warrants will expire five years after the completion of the Company’s initial Business Combination, or earlier upon redemption or liquidation.

As of December 31, 2022, 6,900,000 public warrants were outstanding. Substantially concurrently with the closing of the IPO, the Company issued 385,750 private warrants to the Sponsor included in the Private Placement Units. As of December 31, 2022, there were 385,750 private warrants issued and outstanding. The Company will account for warrants as equity instruments in accordance with ASC 815, Derivatives and Hedging, based on the specific terms of the warrant agreement.

The Company has agreed that as soon as practicable after the closing of the initial Business Combination, the Company will use its best efforts to file, and within 60 business days following the closing of the initial Business Combination to have declared effective, a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the warrants, and to maintain the effectiveness of such registration statement and a current prospectus relating to those ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at the Company’s option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the ordinary shares issuable upon exercise of the warrants is not effective by the 60 th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, and the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

●

if, and only if, the closing price of the ordinary shares equals or exceeds $16.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “-Warrants-Public Shareholders’ Warrants-Anti-dilution Adjustments”) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders).

●

if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that these financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

