Form 10-Q
period 2023-03-31
Horizon Space Acquisition I Corp.
filed 2023-05-09
CIK 1946021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 001-41256

HORIZON SPACE ACQUISITION I CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1412 Broadway, 21st Floor, Suite 21V

New York, NY 10018

(Address of principal executive offices)

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of the date hereof, there were 9,210,750 ordinary shares of the Company, par value $0.0001 per share, issued and outstanding.

HORIZON SPACE ACQUISITION I CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HORIZON SPACE ACQUISITION I CORP
BALANCE SHEETS
	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$402,754	$561,406
Prepaid expenses - current	158,175	124,065
Total current assets	560,929	685,471

Prepaid expenses -non-current	-	19,716
Investments held in Trust Account	71,036,987	70,220,851
Total Assets	$71,597,916	$70,926,038

Liabilities, Temporary Equity, and Shareholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$8,000	$34,842
Total current liabilities	8,000	34,842

Deferred underwriters' discount	2,415,000	2,415,000
Total Liabilities	2,423,000	2,449,842

Commitments and Contingencies

Ordinary shares subject to possible redemption, 6,900,000 shares at redemption value of $10.295 and $10.177 per share as of March 31, 2023 and December 31, 2022, respectively	71,036,987	70,220,851

Shareholders' Deficit:
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding
Ordinary shares, $0.0001 par value, 490,000,000 shares authorized, 2,310,750 shares issued and outstanding as of March 31, 2023 and December 31, 2022 (excluding 6,900,000 shares subject to possible redemption)	231	231
Additional paid-in capital	-	-
Accumulated deficit	(1,862,302)	(1,744,886)
Total Shareholders' Deficit	(1,862,071)	(1,744,655)
Total Liabilities, Temporary Equity, and Shareholders' Deficit	$71,597,916	$70,926,038

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION I CORP
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2023
(Unaudited)

Formation and operating costs	$117,416
Loss from operations	(117,416)

Other income
Unrealized gain on investment held in Trust Account	816,136

Net Income	$698,720

Basic and diluted weighted average redeemable ordinary shares outstanding	6,900,000
Basic and diluted net income per redeemable ordinary share	$0.11

Basic and diluted weighted average non-redeemable ordinary shares outstanding	2,310,750
Basic and diluted net loss per non-redeemable ordinary share	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION I CORP
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2023

			Additional		Total Shareholders’
	Ordinary Shares		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2022 (Audited)	2,310,750	$231	$-	$(1,744,886)	$(1,744,655)
Accretion of carrying value to redemption value				(816,136)	(816,136)
Net Income				698,720	698,720
Balance as of March 31, 2023 (Unaudited)	2,310,750	$231	$-	$(1,862,302)	$(1,862,071)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION I CORP
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2023
(Unaudited)

Cash Flows from Operating Activities:
Net Income	$698,720
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gain on investments held in Trust Account	(816,136)
Changes in operating assets and liabilities:
Prepaid expenses	(34,110)
Non-current prepaid expenses	19,716
Accounts payable and accrued expenses	(26,842)
Net Cash Used in Operating Activities	(158,652)

Net Change in Cash	(158,652)

Cash, beginning of period	561,406
Cash, end of period	$402,754

Supplemental Disclosure of Cash Flow Information:
Subsequent accretion of carrying value for public shares to redemption value	$(816,136)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Horizon Space Acquisition I Corp.

Notes To Financial Statements

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

As of March 31, 2023 and December 31, 2022, the Company had not commenced any operations. For the period from June 14, 2022 (inception) through March 31, 2023, the Company’s efforts have been limited to organizational activities as well as activities related to its IPO (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Horizon Space Acquisition I Corp.

Notes To Financial Statements

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

Going Concern Consideration

As of March 31, 2023, the Company had cash of $402,754 and a working capital of $552,929.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address this need for capital through the IPO are discussed in Note 3. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Horizon Space Acquisition I Corp.

Notes To Financial Statements

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 13, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $402,754 and $561,406 in cash and did not have any cash equivalents as of March 31, 2023 and December 31, 2022, respectively.

Investments Held in Trust Account

As of March 31, 2023 and December 31, 2022, the asset held in the Trust Account were held in money market funds, which are substantially invested in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in unrealized gain or loss on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Income earned on these investments will be fully reinvested into the investments held in the Trust Account and therefore considered as an adjustment to reconcile net income (loss) to net cash used in operating activities in the condensed statement of cash flows. Such income reinvested will be used to redeem all or a portion of the ordinary shares upon the completion of Business Combination. For the three months ended March 31, 2023, there was $816,136 unrealized gain recognized.

Horizon Space Acquisition I Corp.

Notes To Financial Statements

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

For issued or modified warrants that meet all the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. As the Company’s warrants meet all the criteria for equity classification, so the Company will classify each warrant as its own equity.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 6,900,000 ordinary shares subject to possible redemption are presented at redemption value of $10.295 and $10.177 per share, respectively, as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

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

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less interest income and unrealized gain or loss on investments in trust account less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then shared in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Horizon Space Acquisition I Corp.

Notes To Financial Statements

The net income (loss) per share presented in the statement of operations is based on the following:

For the Three Months ended March 31, 2023
Net income	$698,720

Subsequent accretion of carrying value to redemption value	(816,136)
Net loss including accretion of carrying value to redemption value	$(117,416)

	For the Three Months Ended
	March 31, 2023
		Non-
	Redeemable	Redeemable
	Ordinary	Ordinary
	Share	Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of carrying value to redemption value	$(87,959)	$(29,457)
Subsequent accretion of carrying value to redemption value	816,136	-
Allocation of net income/(loss)	$728,177	$(29,457)

Denominators:
Weighted-average shares outstanding	6,900,000	2,310,750
Basic and diluted net income/ (loss) per share	$0.11	$(0.01)

Horizon Space Acquisition I Corp.

Notes To Financial Statements

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

At March 31, 2023 and December 31, 2022, the assets held in the Trust Account were substantially held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	March 31, 2023	December 31, 2022
Assets:
Investments held in Trust Account	2	$71,036,987	$70,220,851
Total	2	$71,036,987	$70,220,851

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

Horizon Space Acquisition I Corp.

Notes To Financial Statements

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

Income earned from U.S. debt obligations held in the Trust Account is intended to qualify for the portfolio income exemption or otherwise be exempt from U.S. withholding taxes. Furthermore, shareholders of the Company’s shares may be subject to tax in their respective jurisdictions based on applicable law, for instance, United States persons may be subject to tax on amounts deemed received depending on whether the Company is a passive foreign investment company and whether U.S. persons have made any applicable tax elections permitted under applicable law. The provision for income taxes was deemed to be immaterial for the period from June 14, 2022 (inception) through March 31, 2023

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

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

Horizon Space Acquisition I Corp.

Notes To Financial Statements

As of March 31, 2023 and December 31, 2022, the amounts of ordinary shares reflected on the balance sheets are reconciled in the following table.

Gross proceeds	$69,000,000
Less:
Proceeds allocated to public rights and warrants	(8,694,000)
Offering costs of public shares	(4,712,045)
Plus:
Initial accretion of carrying value to redemption value	14,613,545
Subsequent accretion of carrying value to redemption value	13,351
Ordinary shares subject to possible redemption, December 31, 2022	70,220,851
Plus:
Subsequent accretion of carrying value to redemption value	816,136
Ordinary shares subject to possible redemption, March 31, 2023	$71,036,987

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

Horizon Space Acquisition I Corp.

Notes To Financial Statements

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Any such loans would be on an interest-free basis and would be repaid only from funds held outside the trust account or from funds released to the Company upon completion of the Company’s initial Business Combination. Up to $3,000,000 of such loans may be convertible into units at a price of $10.00 per unit, at the option of the lender. The units would be identical to the private units issued to the Sponsor. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s trust account, but if the Company does, it will request such lender to provide a waiver against any and all rights to seek access to funds in the trust account.

As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the working capital loans.

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

Underwriters Agreement

The Underwriter will be entitled to a deferred fee of 3.5% of the gross proceeds of the Initial Public Offering, or $2,415,000 upon consummation of the Company’s initial Business Combination.

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

Horizon Space Acquisition I Corp.

Notes To Financial Statements

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

As of March 31, 2023 and December 31, 2022, there were 2,310,750 ordinary shares issued and outstanding, excluding 6,900,000 shares subject to possible redemption.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of ordinary shares will vote on all matters submitted to a vote of the Company’s shareholders except as required by law. Unless specified in the Company’s memorandum and articles of association, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by the Company’s shareholders. Approval of certain actions will require a special resolution under Cayman Islands law, being the affirmative vote of at least two-thirds of the Company’s ordinary shares that are voted, and pursuant to the memorandum and articles of association; such actions include amending the memorandum and articles of association and approving a statutory merger or consolidation with another company. The Company’s board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. There is no cumulative voting with respect to the appointment of directors, with the result that the holders of more than 50% of the shares voted for the appointment of directors can appoint all of the directors. The shareholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor.

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

As of March 31, 2023, 6,900,000 public warrants were outstanding. Substantially concurrently with the closing of the IPO, the Company issued 385,750 private warrants to the Sponsor included in the Private Placement Units. As of March 31, 2023, there were 385,750 private warrants issued and outstanding. The Company will account for warrants as equity instruments in accordance with ASC 815, Derivatives and Hedging, based on the specific terms of the warrant agreement.

The Company has agreed that as soon as practicable after the closing of the initial Business Combination, the Company will use its best efforts to file, and within 60 business days following the closing of the initial Business Combination to have declared effective, a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the warrants, and to maintain the effectiveness of such registration statement and a current prospectus relating to those ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at the Company’s option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, and the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Horizon Space Acquisition I Corp.

Notes To Financial Statements

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

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that these financial statements were issued, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to the “Company”, “us”, “our”, or “we” refer to Horizon Space Acquisition I Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes herein.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our activities during the three months ended March 31, 2023 involved mainly searching for a suitable target for our initial business combination, There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

During the three months ended March 31, 2023, we had a net income of $698,136 which consisted of unrealized gain of $816,136 on investment held in Trust Account which was offset by operating cost of $117,416.

Liquidity and Capital Resources

For the three months ended March 31, 2023, cash used in operating activities was $158,652. As of March 31, 2023, we had cash of $402,754 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem the ordinary shares. As of March 31, 2023, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

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

As of March 31, 2023, we had cash of $402,754 and a working capital of $552,929. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. Our management’s plan in addressing this uncertainty is through the Working Capital Loans from our Sponsor or its affiliates. In addition, if we are unable to complete a business combination within the Combination Period, our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a business combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about our ability to continue as a going concern. Our financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2023, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Investments Held in Trust Account

At March 31, 2023, asset held in the Trust Account was $71,036,987. Substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in unrealized gain or loss on investments on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

At March 31, 2023, the assets held in the Trust Account were substantially held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. We have identified Cayman Islands as its only “major” tax jurisdiction, as defined. Based on our evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Since we were incorporated on June 14, 2022, the evaluation was performed for the 2022 tax year which will be the only period subject to examination. We believe that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Our policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2023, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer who also serves as our principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our IPO filed with the SEC on December 22, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not currently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our IPO filed with the SEC on December 22, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1

Certification of Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON SPACE ACQUISITION I CORP.

Date: May 9, 2023	By:	/s/ Mingyu (Michael) Li
Mingyu (Michael) Li
Chief Executive Officer, Chief Financial Officer, Chairman and Secretary (Principal Executive Officer, Principal Financial Officer and Accounting Officer)

