Form 10-Q
period 2023-06-30
Horizon Space Acquisition I Corp.
filed 2023-08-11
CIK 1946021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (clso§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

HORIZON SPACE ACQUISITION I CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2023

		Page
Part I.	Financial Information	3
Item 1.	Financial Statements (Unaudited)	3
	Condensed Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022 (Audited)	3
	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2023 (Unaudited) and for the Period From June 14, 2022 (Inception) Through June 30, 2022. (Unaudited)	4
	Condensed Statements of Changes in Shareholders’ Deficit for the Six Months Ended June 30, 2023. (Unaudited) and for the Period From June 14, 2022 (Inception) Through June 30, 2022. (Unaudited)	5
	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2023 (Unaudited)	6
	Notes to Condensed Financial Statements (Unaudited) and for the Period From June 14, 2022 (Inception) Through June 30, 2022. (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
Part II	Other Information	25
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27
Signatures		28

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HORIZON SPACE ACQUISITION I CORP
CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$374,628	$561,406
Prepaid expenses - current	110,659	124,065
Total current assets	485,287	685,471

Prepaid expenses - non-current	-	19,716
Investments held in Trust Account	71,861,915	70,220,851
Total Assets	$72,347,202	$70,926,038

Liabilities, Temporary Equity, and Shareholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$45,000	$34,842
Total current liabilities	45,000	34,842

Deferred underwriters' discount	2,415,000	2,415,000
Total Liabilities	2,460,000	2,449,842

Commitments and Contingencies

Ordinary shares subject to possible redemption, 6,900,000 shares at redemption value of $10.415 and $10.177 per share as of June 30, 2023 and December 31, 2022, respectively	71,861,915	70,220,851

Shareholders' Deficit:
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding
Ordinary shares, $0.0001 par value,490,000,000 shares authorized, 2,310,750 shares issued and outstanding as of June 30, 2023 and December 31, 2022 (excluding 6,900,000 shares subject to possible redemption)	231	231
Additional paid-in capital	-	-
Accumulated deficit	(1,974,944)	(1,744,886)
Total Shareholders' Deficit	(1,974,713)	(1,744,655)
Total Liabilities, Temporary Equity, and Shareholders' Deficit	$72,347,202	$70,926,038

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION I CORP
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023	For the Period From June 14, 2022 (Inception) Through June 30, 2022
Formation and operating costs	$67,642	$185,058	$3,230
Loss from operations	(67,642)	(185,058)	(3,230)

Other income
Interest and dividend income on investments held in Trust Account	824,928	1,641,064	-

Net Income (Loss)	$757,286	$1,456,006	$(3,230)

Basic and diluted weighted average redeemable ordinary shares outstanding	6,900,000	6,900,000	-
Basic and diluted net income per redeemable ordinary shares	$0.11	$0.22	$-

Basic and diluted weighted average non-redeemable ordinary shares outstanding	2,310,750	2,310,750	1,500,000
Basic and diluted net loss per non-redeemable ordinary share	$(0.01)	$(0.02)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION I CORP
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT (Unaudited)

	For the Six Months Ended June 30, 2023
			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2022 (Audited)	2,310,750	$231	$-	$(1,744,886)	$(1,744,655)
Subsequent accretion of carrying value to redemption value	-	-	-	(816,136)	(816,136)
Net Income	-	-	-	698,720	698,720
Balance as of March 31, 2023 (Unaudited)	2,310,750	$231	$-	$(1,862,302)	$(1,862,071)
Subsequent accretion of carrying value to redemption value	-	-	-	(824,928)	(824,928)
Offering cost				(45,000)	(45,000)
Net income	-	-	-	757,286	757,286
Balance as of June 30, 2023 (Unaudited)	2,310,750	$231	$-	$(1,974,944)	$(1,974,713)

	For the Period From June 14, 2022 (Inception) through June 30, 2022
			Paid-in		Total
	Ordinary Shares		Additional
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of June 14, 2022 (inception)	-	$-	$-	$-	$-
Founder shares issued to initial shareholders	10,000	-	1	-	1
Net loss	-	-	-	(3,230)	(3,230)
Balance as of June 30, 2022 (Unaudited)	10,000	$-	$1	$(3,230)	$(3,229)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION I CORP
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

		For the Period
		From June 14, 2022
	For the Six Months Ended	(Inception) Through
	June 30, 2023	June 30, 2022

Cash Flows from Operating Activities:
Net Income (Loss)	$1,456,006	$(3,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(1,641,064)	-
Changes in operating assets and liabilities:
Prepaid expenses	13,406	-
Non-current prepaid expenses	19,716
Accounts payable and accrued expenses	(34,842)	3,230
Net Cash Used in Operating Activities	(186,778)	-

Cash Flows from Investing Activities:
Proceeds from sale of investments in the Trust Account	71,861,915	-
Purchase of investments in the Trust Account	(71,861,915)	-
Net Cash used in Investing Activities	-	-

Net Change in Cash	(186,778)	-

Cash, beginning of period	561,406	-
Cash, end of period	$374,628	$-

Supplemental Disclosure of Cash Flow Information:
Offering costs included in accrued expenses	45,000	-
Subsequent accretion of carrying value for public shares to redemption value	$(1,641,064)	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Horizon Space Acquisition I Corp.

Notes To Condensed Financial Statements

(Unaudited)

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

As of June 30, 2023 and December 31, 2022, the Company had not commenced any operations. For the period from June 14, 2022 (inception) through June 30, 2023, the Company’s efforts have been limited to organizational activities as well as activities related to its IPO (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Substantially concurrently with the closing of the IPO, the Company completed the private sale of 385,750 units (the “Private Placement Unit”) at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $3,857,500. Each Private Placement Unit consists of one ordinary share, one whole warrant, and one right. These Private Placement Units are identical to the Public Units, subject to limited exceptions. However, the holders of the Private Placement Units are entitled to registration rights. In addition, the Private Placement Unit and the underlying securities may not, subject to certain limited exceptions, be transferred, assigned, or sold by the holder until completion of the initial Business Combination.

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

Following the closing of the IPO and the issuance and the sale of Private Placement Units on December 27, 2022, $70,207,500 ($10.175 per Public Unit) from the net proceeds of the sale of the Public Units in the IPO and the sale of Private Placement Units was placed into a U.S.-based trust account with Continental Stock Transfer & Trust Company, acting as trustee, and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the trust account that may be released to pay the Company’s tax obligations, the proceeds from the IPO and the sale of the Private Placement Unit that are deposited in the trust account will not be released from the trust account until the earliest to occur of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination by September 27, 2023 (or up to March 27, 2024 if the Company extends the period of time to consummate a Business Combination) (the “Combination Period”), provided that Horizon Space Acquisition I Sponsor Corp., a Cayman Islands company (the “Sponsor”) or designee must deposit into the trust account for each three months extension $690,000 ($0.10 per unit), up to an aggregate of $1,380,000, on or prior to the date of the applicable deadline, or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity and (c) the redemption of the public shares if the Company is unable to complete the Business Combination by the Combination Period. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

Horizon Space Acquisition I Corp.

Notes To Condensed Financial Statements

(Unaudited)

The Company’s initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding deferred underwriting commissions and interest income earned on the trust account that is released for working capital purposes or to pay taxes) at the time of the agreement to enter the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

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

Going Concern Consideration

As of June 30, 2023, the Company had cash of $374,628 and a working capital of $440,287

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

Notes To Condensed Financial Statements

(Unaudited)

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the period from June 14, 2022 (inception) through December 31, 2022, filed with the Securities and Exchange Commission on February 13, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $374,628 and $561,406 in cash and did not have any cash equivalents as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, $124,628 and $311,406, respectively, was over the Federal Deposit Insurance Corporation (FDIC) limit.

Furthermore, recent bank failures, non-performance, or other adverse developments that affect financial institutions could impair the ability of one or more of the banks participating in the credit facility from honoring their commitments. Such events could have a material adverse effect on the Company’s financial condition or results of operations.

Investments Held in Trust Account

Horizon Space Acquisition I Corp.

Notes To Condensed Financial Statements

(Unaudited)

At June 30, 2023 and December 31, 2022, the assets held in the Trust Account were substantially held in mutual funds and U.S. Treasury securities, respectively. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividend income on investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Income earned on these investments will be fully reinvested into the investments held in the Trust Account and therefore considered as an adjustment to reconcile net income (loss) to net cash used in operating activities in the condensed statements of cash flows. Such income reinvested will be used to redeem all or a portion of the ordinary shares upon the completion of Business Combination. For the six months ended June 30, 2023, there was $1,641,064 of interest and dividend income recognized.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 6,900,000 ordinary shares subject to possible redemption are presented at redemption value of $10.415 and $10.177 per share, respectively, as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

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

Net Income (Loss) Per Ordinary Share

Horizon Space Acquisition I Corp.

Notes To Condensed Financial Statements

(Unaudited)

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less interest income and unrealized gain or loss on investments in trust account less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of June 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then shared in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2023	June 30, 2023
Net income	$757,286	$1,456,006

Subsequent accretion of carrying value to redemption value	(824,928)	(1,641,064)
Net loss including accretion of carrying value of redemption value	$(67,642)	$(185,058)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30, 2023		June 30, 2023
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Ordinary	Ordinary	Ordinary	Ordinary
	Share	Share	Share	Share
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(50,672)	$(16,970)	$(138,631)	$(46,426)
Subsequent accretion of carrying value to redemption value	824,928	-	1,641,064	-
Allocation of net income/(loss)	$774,256	$(16,970)	$1,502,433	$(46,426)

Denominators:
Weighted-average shares outstanding	6,900,000	2,310,750	6,900,000	2,310,750
Basic and diluted net income/ (loss) per share	$0.11	$(0.01)	$0.22	$(0.02)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

Horizon Space Acquisition I Corp.

Notes To Condensed Financial Statements

(Unaudited)

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

At June 30, 2023 and December 31, 2022, the assets held in the Trust Account were substantially held in mutual funds and U.S. Treasury securities, respectively. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	June 30, 2023		December 31, 2022
	Level	Investment	Level	Investment

Assets:
Investments held in Trust Account	1	71,861,915	2	70,220,851
Total		$71,861,915		$70,220,851

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified Cayman Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on June 14, 2022, the evaluation was performed for 2022 tax year which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

Horizon Space Acquisition I Corp.

Notes To Condensed Financial Statements

(Unaudited)

Income earned from U.S. debt obligations held in the Trust Account is intended to qualify for the portfolio income exemption or otherwise be exempt from U.S. withholding taxes. Furthermore, shareholders of the Company’s shares may be subject to tax in their respective jurisdictions based on applicable law, for instance, United States persons may be subject to tax on amounts deemed received depending on whether the Company is a passive foreign investment company and whether U.S. persons have made any applicable tax elections permitted under applicable law. The provision for income taxes was deemed to be immaterial for the period from June 14, 2022 (inception) through June 30, 2023.

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

Note 3 — Initial Public Offering

On December 27, 2022, the Company consummated the IPO of 6,900,000 Public Units (including 900,000 Public Units issued upon the full exercise of the over-allotment option). Each Public Unit consists of one ordinary share, one redeemable warrant, and one right to receive one-tenth of one ordinary share. Each whole redeemable warrant entitles the holder thereof to purchase one ordinary share at an exercise price of $11.50 per share. Each warrant will become exercisable on the later of the completion of an initial Business Combination and one year from the date that the registration statement is declared effective and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation, as described in the registration statement. Each right entitles the holder thereof to receive one-tenth of one ordinary share upon the consummation of the Business Combination. The Public Units were sold at an offering price of $10.00 per Public Unit, generating gross proceeds of $69,000,000 on December 27, 2022.

All of the 6,900,000 public shares sold as part of the Public Units in the IPO contain a redemption feature which allows for the redemption of such public shares if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association, or in connection with the Company’s liquidation. In accordance with the Securities and Exchange Commission (the “SEC”) and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary common stock subject to redemption to be classified outside of permanent equity.

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

As of June 30, 2023 and December 31, 2022, the amounts of ordinary shares reflected on the condensed balance sheets are reconciled in the following table.

Gross proceeds	$69,000,000
Less:
Proceeds allocated to public rights and warrants	(8,694,000)
Offering costs of public shares	(4,712,045)
Plus:
Initial accretion of carrying value to redemption value	14,613,545
Subsequent accretion of carrying value to redemption value	13,351
Ordinary shares subject to possible redemption, December 31, 2022	70,220,851
Plus:
Subsequent accretion of carrying value to redemption value	1,641,064
Ordinary shares subject to possible redemption, June 30. 2023	$71,861,915

Horizon Space Acquisition I Corp.

Notes To Condensed Financial Statements

(Unaudited)

Note 4 — Private Placement

Substantially concurrently with the closing of the IPO, the Company completed the private sale of 385,750 Private Placement Shares at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $3,857,500. Each Private Placement Unit consists of one ordinary share, one whole warrant, and one right. These Private Placement Units are identical to the Public Units, subject to limited exceptions. However, the holder of the Private Placement Units is entitled to registration rights. In addition, the Private Placement Units and the underlying securities may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until completion of the initial Business Combination.

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

Horizon Space Acquisition I Corp.

Notes To Condensed Financial Statements

(Unaudited)

As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the working capital loans.

Note 6 — Commitments & Contingencies

Registration Rights

The holders of the Founder Shares and Private Placement Units (and any securities underlying the Private Placement Units) will be entitled to registration rights pursuant to a registration rights agreement dated December 21, 2022, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to two demands, excluding short form registration demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The underwriter will be entitled to a deferred fee of 3.5% of the gross proceeds of the IPO $2,415,000 upon consummation of the Company’s initial Business Combination.

Representative Shares

The Company issued to the underwriter and/or its designees, 200,000 Representative Shares upon the consummation of the IPO. The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the IPO pursuant to FINRA Rule 5110(e)(1).

Note 7 — Shareholder’s Equity

The Company is authorized to issue 500,000,000 shares, including 490,000,000 ordinary shares, par value of $0.0001 per share, and 10,000,000 preference shares, par value of $0.0001 per share.

Horizon Space Acquisition I Corp.

Notes To Condensed Financial Statements

(Unaudited)

On June 14, 2022, the Company issued 10,000 ordinary shares of a par value of $0.0001 each to the Sponsor. On August 30, 2022, the Sponsor acquired 1,725,000 Founder Shares (up to 225,000 of which are subject to forfeiture) at a price of approximately $0.0145 per share for an aggregate of $25,000 and surrendered 10,000 ordinary shares of a par value of $0.0001 each. Those shares issuance and cancelation were considered as a recapitalization, which were recorded and presented retroactively. As a result of the underwriters’ election to fully exercise their over-allotment option on December 27, 2022, no ordinary shares are currently subject to forfeiture.

As of June 30, 2023 and December 31, 2022, there were 2,310,750 ordinary shares issued and outstanding, excluding 6,900,000 shares subject to possible redemption.

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

As of June 30, 2023, 6,900,000 public warrants were outstanding. Substantially concurrently with the closing of the IPO, the Company issued 385,750 private warrants to the Sponsor included in the Private Placement Units. As of June 30, 2023, there were 385,750 private warrants issued and outstanding. The Company will account for warrants as equity instruments in accordance with ASC 815, Derivatives and Hedging, based on the specific terms of the warrant agreement.

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

Horizon Space Acquisition I Corp.

Notes To Condensed Financial Statements

(Unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to the “Company”, “us,” “our,” or “we” refer to Horizon Space Acquisition I Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes herein.

Overview

We are a blank check company formed under the laws of Cayman Island on June 14, 2022, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash derived from the proceeds of the initial public offering (the “IPO”), our securities, debt or a combination of cash, securities and debt, in effecting a business combination. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location. We have not selected any target business for our initial business combination.

We presently have no revenue, have had losses since inception from incurring formation and operating costs and have had no operations other than identifying and evaluating suitable acquisition transaction candidates. We have relied upon the working capital available to us following the consummation of the IPO and the Private Placement (as defined below) to fund our operations, as well as the funds loaned by the Sponsor (as defined below), our officers, directors or their affiliates. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

On December 27, 2022, we consummated the IPO of 6,900,000 units (including 900,000 units issued upon the full exercise of the over-allotment option, the “Public Units”). Each Public Unit consists of one ordinary share, $0.0001 par value per share (the “Ordinary Shares”), one redeemable warrant (the “Warrant”), each Warrant entitling the holder thereof to purchase one Ordinary Share at an exercise price of $11.50 per share, and one right (the “Right”), each one Right entitling the holder thereof to exchange for one-tenth of one Ordinary Share upon the completion of our initial business combination. The Public Units were sold at an offering price of $10.00 per Public Unit, generating gross proceeds of $69,000,000.

On December 27, 2022, substantially concurrently with the closing of the IPO, we completed the private sale (the “Private Placement”) of 385,750 units (the “Private Units”) to the Company’s sponsor, Horizon Space Acquisition I Sponsor Corp. (the “Sponsor”), at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $3,857,500.

The proceeds of $70,207,500 ($10.175 per Public Unit) in the aggregate from the IPO and the Private Placement, were placed in a trust account (the “Trust Account”) established for the benefit of the Company’s public shareholders and the underwriters of the IPO with Continental Stock Transfer & Trust Company acting as trustee.

Commencing on or about January 26, 2023, the holders of the Public Units may select to separately trade the Ordinary Shares, Warrants, and Rights included in the Public Units. The Ordinary Shares, Warrants, and Rights are traded on the Nasdaq Global Market (“Nasdaq”) under the symbols “HSPO,” “HSPOW,” and “HSPOR”, respectively. Public Units not separated will continue to trade on Nasdaq under the symbol “HSPOU”.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our activities during the six months ended June 30, 2023 involved mainly searching for a suitable target for our initial business combination. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the three months ended June 30, 2023, we had a net income of $757,286 which consisted of interest and dividend income of $824,928 on investments held in Trust Account which was offset by operating cost of $67,642.

For the six months ended June 30, 2023, we had a net income of $1,456,006 which consisted of interest and dividend income of $1,641,064 on investments held in Trust Account which was offset by operating cost of $185,058.

From the period from June 14, 2022 (inception) through June 30, 2022, we had a net loss of $3,230 generated from formation cost.

Liquidity and Capital Resources

For the six months ended June 30, 2023, cash used in operating activities was $186,778. As of June 30, 2023, we had cash of $374,628 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem the ordinary shares. As of June 30, 2023, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

We intend to use substantially all of the net proceeds of the IPO, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto, including deferred underwriting commissions of $2,415,000 payable to Network 1 Financial Securities, Inc. (“Network 1”), the representative of the underwriters of the IPO. To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

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

As of June 30, 2023, we had cash of $374,628 and a working capital of $440,287. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. Our management’s plan in addressing this uncertainty is through the funds loaned from our Sponsor, officers, directors or their affiliates. In addition, if we are unable to complete a business combination by September 27, 2023 (or up to March 27, 2024 if extended) (the “Combination Period”), our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a business combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about our ability to continue as a going concern. Our financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2023, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

We are obligated to pay the underwriters a deferred underwriting fees equal to 3.5% of the gross proceeds of the IPO. Upon completion of the business combination, $2,415,000 will be paid to the underwriters from the funds held in the Trust Account.

The founder shares, the Ordinary Shares included in the Private Units, and any Ordinary Shares that may be issued upon conversion of working capital loans (and any underlying securities) will be entitled to registration rights pursuant to a registration rights agreement entered into in connection with the IPO. The holders of these securities are entitled to make up to two demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Investments Held in Trust Account

At June 30, 2023, asset held in the Trust Account was $71,861,915. Substantially all of the assets held in the Trust Account were held in mutual funds. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividend income on investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

At June 30, 2023 and December 31, 2022, the assets held in the Trust Account were substantially held in mutual funds and U.S. Treasury securities, respectively. All of the Company’s investments held in the Trust Account are classified as trading securities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer who also serves as our principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On June 14, 2022, we issued 10,000 Ordinary Shares to the Sponsor. On August 30, 2022, (1) we issued 1,725,000 Ordinary Shares to the Sponsor for a purchase price of $25,000, or approximately $0.0145 per share (the “Founder Shares”), and (2) the Sponsor surrendered 10,000 Ordinary Shares. On September 12, 2022, the Sponsor entered into a securities transfer agreement, pursuant to which the Sponsor transferred to our independent directors, Messrs. Angel Colon, Mark Singh, and Rodolfo Jose Gonzalez Caceres, 8,000, 5,000 and 5,000 Founder Shares, respectively, at the original purchase price, immediately prior to the closing of the IPO. The issuance of such Founder Shares to the Sponsor was made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

On December 27, 2022, we consummated the IPO of 6,900,000 Public Units at a price of $10.00 per Public Unit, generating gross proceeds of $69,000,000. Network 1 acted as the representatives of the underwriters of the IPO. The securities sold in the IPO were sold pursuant to a registration statement on Form S-1 (File No.: 333-268578). The registration statement became effective on December 21, 2022.

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

Substantially concurrently with the closing of the IPO, we also issued 200,000 Ordinary Shares (the “Representative Shares”) to Network 1 and/or its designees as part of representative compensation. Network 1 has agreed, and will cause any transferee of the Representative Shares to agree, (i) to waive its redemption rights with respect to such shares in connection with the completion of our initial business combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if we fail to complete our initial business combination within the Combination Period. The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales of the IPO pursuant to FINRA Rule 5110 (e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the date of the commencement of sales of the IPO, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the date of the commencement of sales of the IPO except to any underwriter and selected dealer participating in the IPO and their officers, partners, registered persons or affiliates. The issuance of the Representative Shares was made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

A total of $70,207,500 ($10.175 per Public Unit) from the IPO and the Private Placement were placed in the U.S.-based Trust Account maintained by Continental Stock Transfer & Trust Company. We paid a total of $1,380,000 in underwriting discounts and commissions and $581,124 for other offering cost.

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

HORIZON SPACE ACQUISITION I CORP.

Date: August 11, 2023	By:	/s/ Mingyu (Michael) Li
Mingyu (Michael) Li
Chief Executive Officer, Chief Financial Officer, Chairman and Secretary (Principal Executive Officer, Principal Financial Officer and Accounting Officer)

