Form 10-Q
period 2023-09-30
Horizon Space Acquisition I Corp.
filed 2023-11-08
CIK 1946021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

(646) 257-5537

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, consisting of one Ordinary Share, $0.0001 par value,one redeemable Warrant, each whole warrant to acquire one Ordinary Share, and one Right to acquire one-tenth of one Ordinary Share	HSPOU	The Nasdaq Stock Market LLC
Ordinary Shares, par value $0.0001 per share	HSPO	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one Ordinary Share at an exercise price of $11.50 per share	HSPOW	The Nasdaq Stock Market LLC
Rights, each whole right to acquire one-tenth of one Ordinary Share	HSPOR	The Nasdaq Stock Market LLC

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

As of the date hereof, there were 8,647,971 ordinary shares of the Company, par value $0.0001 per share, issued and outstanding.

HORIZON SPACE ACQUISITION I CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

		Page
Part I.	Financial Information	3
Item 1.	Financial Statements (Unaudited)	3
	Condensed Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022 (Audited)	3
	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2023 and for the Three Months Ended September 30, 2022 and the Period From June 14, 2022 (Inception) Through September 30, 2022 (Unaudited)	4
	Condensed Statements of Changes in Shareholders’ Deficit for the Nine Months Ended September 30, 2023 (Unaudited) and for the Period From June 14, 2022 (Inception) Through September 30, 2022. (Unaudited)	5
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2023 and for the Period From June 14, 2022 (Inception) Through September 30, 2022. (Unaudited)	6
	Notes to Condensed Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
Part II	Other Information	26
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28
Signatures		29

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HORIZON SPACE ACQUISITION I CORP

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$289,464	$561,406
Prepaid expenses - current	63,143	124,065
Total current assets	352,607	685,471

Prepaid expenses -non-current	-	19,716
Investments held in Trust Account	72,868,126	70,220,851
Total Assets	$73,220,733	$70,926,038

Liabilities, Temporary Equity, and Shareholders' Deficit
Current liabilities:
Promissory note - related party	$70,000	$-
Accounts payable and accrued expenses	54,500	34,842
Total current liabilities	124,500	34,842

Deferred underwriters' discount	2,415,000	2,415,000
Total Liabilities	2,539,500	2,449,842

Commitments and Contingencies

Ordinary shares subject to possible redemption, 6,900,000 shares at redemption value of $10.561 and $10.177 per share as of September 30, 2023 and December 31, 2022, respectively	72,868,126	70,220,851

Shareholders' Deficit:
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding
Ordinary shares, $0.0001 par value,490,000,000 shares authorized, 2,310,750 shares issued and outstanding as of September 30, 2023 and December 31, 2022 (excluding 6,900,000 shares subject to possible redemption)	231	231
Additional paid-in capital	-	-
Accumulated deficit	(2,187,124)	(1,744,886)
Total Shareholders' Deficit	(2,186,893)	(1,744,655)
Total Liabilities, Temporary Equity, and Shareholders' Deficit	$73,220,733	$70,926,038

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION I CORP

CONSENSED STATEMENTS OF OPERATIONS

(Unaudited)

				For the Period From
	For the	For the	For the	June 14, 2022
	Three Months Ended	Three Months Ended	Nine Months Ended	(Inception) Through
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Formation and operating costs	$142,180	$650	$327,238	$3,880
Loss from operations	(142,180)	(650)	(327,238)	(3,880)

Other income
Interest and dividend income on investments held in Trust	936,211	-	2,577,275	-

Net Income (Loss)	$794,031	$(650)	$2,250,037	$(3,880)

Basic and diluted weighted average redeemable ordinary shares outstanding	6,900,000	-	6,900,000	-
Basic and diluted net income per redeemable ordinary shares	$0.12	$-	$0.34	$-

Basic and diluted weighted average non-redeemable ordinary shares outstanding	2,310,750	1,500,000	2,310,750	1,500,000
Basic and diluted net loss per non-redeemable ordinary share	$(0.02)	$(0.00)	$(0.04)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION I CORP

CONDSENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY ( DEFICIT)

(Unaudited)

	For the Nine Months Ended September 30, 2023
			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2022 (Audited)	2,310,750	$231	$-	$(1,744,886)	$(1,744,655)
Subsequent accretion of carrying value to redemption value	-	-	-	(1,641,064)	(1,641,064)
Offering cost	-	-	-	(45,000)	(45,000)
Net Income	-	-	-	1,456,006	1,456,006
Balance as of June 30, 2023 (Unaudited)	2,310,750	$231	$-	$(1,974,944)	$(1,974,713)
Subsequent accretion of carrying value to redemption value	-	-	-	(1,006,211)	(1,006,211)
Net Income	-	-	-	794,031	794,031
Balance as of September 30, 2023 (Unaudited)	2,310,750	$231	$-	$(2,187,124)	$(2,186,893)

	For the Period From June 14, 2022 (Inception) through September 30, 2022
			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of June 14,2022 (inception)	-	$-	$-	$-	$-
Founder shares issued to initial shareholders	10,000	1	-	-	1
Net loss	-	-	-	(3,230)	(3,230)
Balance as of June 30, 2022 (Unaudited)	10,000	$1	$-	$(3,230)	$(3,229)
Founder shares issued to initial shareholders (1)	1,725,000	173	24,827		25,000
Founder shares surrendered	(10,000)	(1)	-		(1)
Net loss				(650)	(650)
Balance as of September 30, 2022 (Unaudited)	1,725,000	$173	$24,827	$(3,880)	$21,120

(1)	This number includes an aggregate of up to 225,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION I CORP

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the Period
	For the	From June 14, 2022
	Nine Months Ended	(Inception) Through
	September 30, 2023	September 30, 2022

Cash Flows from Operating Activities:
Net Income (Loss)	$2,250,037	$(3,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(2,577,275)	-
Changes in operating assets and liabilities:
Prepaid expenses	60,922	-
Non-current prepaid expenses	19,716	-
Accounts payable and accrued expenses	(25,342)	-
Net Cash Used in Operating Activities	(271,942)	(3,880)

Cash Flows from Investing Activities:
Proceeds from sale of investments in the Trust Account	71,861,915	-
Purchase of investments in the Trust Account	(71,861,915)	-
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from sales of ordinary shares	71,861,915	25,000
Payment of deferred offering costs	(71,861,915)	(21,120)
Net Cash Provided by Financing Activities	-	3,880

Net Change in Cash	(271,942)	-

Cash, beginning of period	561,406	-
Cash, end of period	$289,464	$-

Supplemental Disclosure of Cash Flow Information:
Deferred offering costs paid by promissory note - related party	$-	$246,730
Promissory notes - related party in connection with extension	$70,000	$-
Offering costs included in accrued expenses	$45,000	$-
Subsequent accretion of carrying value for public shares to redemption value	$(2,647,275)	$-

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

As of September 30, 2023 and December 31, 2022, the Company had not commenced any operations. For the period from June 14, 2022 (inception) through September 30, 2023, the Company’s efforts have been limited to organizational activities as well as activities related to its IPO (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Following the closing of the IPO and the issuance and the sale of Private Placement Units on December 27, 2022, $70,207,500 ($10.175 per Public Unit) from the net proceeds of the sale of the Public Units in the IPO and the sale of Private Placement Units was placed into a U.S.-based trust account with Continental Stock Transfer & Trust Company (the “Trust Account”), acting as trustee, and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to pay the Company’s tax obligations, the proceeds from the IPO and the sale of the Private Placement Unit that are deposited in the Trust Account will not be released from the Trust Account until the earliest to occur of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination by September 27, 2023 (or up to March 27, 2024 if the Company extends the period of time to consummate a Business Combination) (the “Combination Period”), provided that Horizon Space Acquisition I Sponsor Corp., a Cayman Islands company (the “Sponsor”) or designee must deposit into the Trust Account for each three months extension $690,000 ($0.10 per unit), up to an aggregate of $1,380,000, on or prior to the date of the applicable deadline, or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity and (c) the redemption of the public shares if the Company is unable to complete the Business Combination by the Combination Period. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

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

On September 25, 2023, the Company held an extraordinary general meeting (the “Shareholder Meeting”), at which the shareholders approved amending the Investment Management Trust Agreement dated December 21, 2022 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”) to provide that the Trustee must commence liquidation of the Company’s Trust Account by September 27, 2023, or, if further extended by up to six one-month extensions (the “Monthly Extension”), up to March 27, 2024. Upon the shareholders’ approval, on September 25, 2023, the Company and the Trustee entered into the amendment to the Trust Agreement. In order to effectuate the first Monthly Extension, on or about September 26, 2023, the Sponsor of the Company deposited the monthly extension fee in the amount of $70,000 into the Trust Account for the public shareholders (the “Monthly Extension Fee).

Going Concern Consideration

As of September 30, 2023, the Company had cash of $289,464 and a working capital of $228,107.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $289,464 and $561,406 in cash and did not have any cash equivalents as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, $39,464 and $311,406, respectively, was over the Federal Deposit Insurance Corporation (FDIC) limit.

Horizon Space Acquisition I Corp.

Notes To Condensed Financial Statements

(Unaudited)

Furthermore, recent bank failures, non-performance, or other adverse developments that affect financial institutions could impair the ability of one or more of the banks participating in the credit facility from honoring their commitments. Such events could have a material adverse effect on the Company’s financial condition or results of operations.

Investments Held in Trust Account

At September 30, 2023 and December 31, 2022, the assets held in the Trust Account were substantially held in mutual funds and U.S. Treasury securities, respectively. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividend income on investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Income earned on these investments will be fully reinvested into the investments held in the Trust Account and therefore considered as an adjustment to reconcile net income (loss) to net cash used in operating activities in the condensed statements of cash flows. Such income reinvested will be used to redeem all or a portion of the ordinary shares upon the completion of Business Combination. For the nine months ended September 30, 2023, there was $2,577,275 of interest and dividend income recognized.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 6,900,000 ordinary shares subject to possible redemption are presented at redemption value of 10.561 and $10.177 per share, respectively, as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

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

Horizon Space Acquisition I Corp.

Notes To Condensed Financial Statements

(Unaudited)

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less interest income and unrealized gain or loss on investments in the Trust Account less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then shared in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2023	September 30, 2023
Net Income	$794,031	$2,250,037

Subsequent accretion of carrying value to redemption value	(1,006,211)	(2,647,275)
Net loss including accretion of carrying value of redemption value	$(212,180)	$(397,238)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2023
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(158,949)	$(53,231)	$(297,581)	$(99,657)
Subsequent accretion of carrying value to redemption value	1,006,211	-	2,647,275	-
Allocation of net income/(loss)	$847,262	$(53,231)	$2,349,694	$(99,657)

Denominators:
Weighted-average shares outstanding	6,900,000	2,310,750	6,900,000	2,310,750
Basic and diluted net income/ (loss) per share	$0.12	$(0.02)	$0.34	$(0.04)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Horizon Space Acquisition I Corp.

Notes To Condensed Financial Statements

(Unaudited)

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

At September 30, 2023 and December 31, 2022, the assets held in the Trust Account were substantially held in mutual funds and U.S. Treasury securities, respectively. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	September 30, 2023		December 31, 2022
	Level	Investment	Level	Investment

Assets:
Investments held in Trust Account	1	$72,868,126	2	$70,220,851
Total		$72,868,126		$70,220,851

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

Notes To Condensed Financial Statements

(Unaudited)

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

Income earned from U.S. debt obligations held in the Trust Account is intended to qualify for the portfolio income exemption or otherwise be exempt from U.S. withholding taxes. Furthermore, shareholders of the Company’s shares may be subject to tax in their respective jurisdictions based on applicable law, for instance, United States persons may be subject to tax on amounts deemed received depending on whether the Company is a passive foreign investment company and whether U.S. persons have made any applicable tax elections permitted under applicable law. The provision for income taxes was deemed to be immaterial for the period from June 14, 2022 (inception) through September 30, 2023.

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

Horizon Space Acquisition I Corp.

Notes To Condensed Financial Statements

(Unaudited)

As of September 30, 2023 and December 31, 2022, the amounts of ordinary shares reflected on the condensed balance sheets are reconciled in the following table.

Gross proceeds	$69,000,000
Less:
Proceeds allocated to public rights and warrants	(8,694,000)
Offering costs of public shares	(4,712,045)
Plus:
Initial accretion of carrying value to redemption value	14,613,545
Subsequent accretion of carrying value to redemption value	13,351
Ordinary shares subject to possible redemption, December 31, 2022	70,220,851
Plus:
Subsequent accretion of carrying value to redemption value	2,647,275
Ordinary shares subject to possible redemption, September 30. 2023	$72,868,126

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

Horizon Space Acquisition I Corp.

Notes To Condensed Financial Statements

(Unaudited)

On September 26, 2023, in connection with the payment of the Monthly Extension Fee, the Company issued an unsecured promissory note in the principal amount of $70,000 to the Sponsor (the “Promissory Note”). The Promissory Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s initial Business Combination or (ii) the date of expiry of the term of the Company (the “Maturity Date”). As the payee of the Promissory Note, the Sponsor, has the right, but not the obligation, to convert the Promissory Note, in whole or in part, respectively, into private units (the “Units”) of the Company, each consisting of one ordinary share, par value $0.0001 per share (the “Ordinary Share”), one warrant, and one right to receive one-tenth (1/10) of one Ordinary Share upon the consummation of its initial Business Combination. The number of Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

As of September 30, 2023 and December 31, 2022, the Company had borrowings of 70,000 and $0, respectively, under the Promissory Note.

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

As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the working capital loans.

Note 6 — Commitments & Contingencies

Registration Rights

The holders of the Founder Shares and Private Placement Units (and any securities underlying the Private Placement Units) will be entitled to registration rights pursuant to a registration rights agreement entered into as of the effective date of the IPO requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to two demands, excluding short form registration demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Horizon Space Acquisition I Corp.

Notes To Condensed Financial Statements

(Unaudited)

As of September 30, 2023 and December 31, 2022, there were 2,310,750 ordinary shares issued and outstanding, excluding 6,900,000 shares subject to possible redemption.

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

As of September 30, 2023, 6,900,000 public warrants were outstanding. Substantially concurrently with the closing of the IPO, the Company issued 385,750 private warrants to the Sponsor included in the Private Placement Units. As of September 30, 2023, there were 385,750 private warrants issued and outstanding. The Company will account for warrants as equity instruments in accordance with ASC 815, Derivatives and Hedging, based on the specific terms of the warrant agreement.

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

Horizon Space Acquisition I Corp.

Notes To Condensed Financial Statements

(Unaudited)

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

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when the financial statements were issued. Based on this review, management identified the following subsequent events that are required disclosures in the financial statements.

On October 4, 2023, the Company entered into an amendment to the Trust Agreement (the “Trust Amendment Agreement”). Pursuant to the Trust Amendment Agreement, the Company may request the Trustee to distribute up to $100,000 of the amount of interest income earned on the Trust Account of the Company to set aside for future payment for dissolution expenses, if applicable.

On October 4, 2023, in the connection with the Shareholder Meeting, the Company released an aggregate amount of approximately $5,925,184, or approximately $10.53 per share, from its Trust Account to the holders redeeming a total of 562,779 of public shares of the Company.

On October 24, 2023, an aggregate of $70,000 was deposited into the Trust Account for the public shareholders, which enabled the Company to extend the period of time it has to consummate its initial Business Combination by one month from October 27, 2023 to November 27, 2023.  The payment of the Monthly Extension Fee was made by Shenzhen Squirrel Enlivened Media Group Co. Ltd (the “Target”), pursuant a non-binding letter of intent entered into by and between the Company and Target on October 17, 2023, in connection with a potential Business Combination with the Target. On October 25, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $70,000 to the Target to evidence the payment of the Monthly Extension Fee.

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

Recent Development

September 2023 Shareholder Meeting

We initially have until September 27, 2023 to consummate an initial business combination, provided however that if we anticipate that we may not be able to consummate its initial business combination before September 27, 2023, the Company may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of up to March 27, 2024 to complete a business combination).

On September 25, 2023, we held an extraordinary general meeting (the “Shareholder Meeting”), where the shareholders of the Company approved the proposal to amend Articles 48.7 and 48.8 of the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter”) (such amendment, the “Amended Charter”) to provide that the Company must (i) consummate a business combination, or (ii) cease its operations except for the purpose of winding up if it fails to complete such Business Combination and redeem or repurchase 100% of the Company’s public shares included as part of the public units issued in the Company’s initial public offering, by September 27, 2023 (the “Termination Date”), and if the Company does not consummate a business combination by September 27, 2023, the Termination Date may be extended up to six times, each by a one-month extension (the “Monthly Extension”), for a total of up to six months to March 27, 2024, without the need for any further approval of the Company’s shareholders. For each Monthly Extension, Horizon Space Acquisition I Sponsor Corp., a Cayman Islands company and the Sponsor of the Company (the “Sponsor”) and/or its designee will deposit $70,000 (the “Monthly Extension Fee”) for all remaining public shares into the Trust Account. In connection with Shareholder Meeting, 562,779 ordinary shares (the “Ordinary Shares”) of the Company were rendered for redemption, and approximately $5.93 million was released from the Trust Account to pay such redeeming shareholders.

Trust Agreement Amendments

At the Shareholder Meeting, the shareholders of the Company approved, among others, the Company to amend the Investment Management Trust Agreement dated December 21, 2022, as amended or supplemented (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, a New York limited purpose trust company (the “Trustee”) to provide that the Trustee must commence liquidation of the Trust Account by September 27, 2023, or, if further extended by up to six Monthly Extensions, up to March 27, 2024. Upon the shareholders’ approval, on September 25, 2023, the Company and the Trustee entered into the amendment to the Trust Agreement.

As provided in the proxy statement in Form 14A dated September 8, 2023 (the “Proxy Statement”) in connection with the Shareholder Meeting, interest earned on the funds held in the Trust Account can be used to pay taxes of the Company and up to $100,000 can be used to pay dissolution expenses before being used to pay, pro rata,  redeeming shareholders. The estimated redemption price contained therein reflects the reduction of dissolution expenses of $100,000 from the Trust Account before redeeming public shareholders in connection with the Shareholder Meeting.

On October 4, 2023, the Company entered into an amendment to the Trust Agreement. Pursuant to the Trust Agreement, the Company may request the Trustee to distribute up to $100,000 of the amount of interest income earned on the Trust Account of the Company to set aside for future payment for dissolution expenses, if applicable. Upon such amendment, the Company requested the Trustee distribute $100,000 from the Trust Account accordingly.

Extensions and Extension Notes

On or about September 26, 2023, an aggregate of $70,000 of the Monthly Extension Fee was deposited into the Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial business combination by one month from September 27, 2023 to October 27, 2023. The Company issued an unsecured promissory note in the principal amount of $70,000 (the “Extension Note 1”) to the Sponsor to evidence the payment of this Monthly Extension Fee.

On October 24, 2023, an aggregate of $70,000 of the Monthly Extension Fee was deposited into the Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial business combination by one month from October 27, 2023 to November 27, 2023. The payment of the Monthly Extension Fee was made by Shenzhen Squirrel Enlivened Media Group Co. Ltd (the “Target”), pursuant a non-binding letter of intent entered into by and between the Company and Target on October 17, 2023, in connection with a potential business combination with the Target (the “LOI”). On October 25, 2023, the Company issued an unsecured promissory note in the principal amount of $70,000 (the “Extension Note 2,” together with the Extension Note 1, the “Extension Notes”) to the Target to evidence the payment of this Monthly Extension Fee. Notwithstanding the issuance of the Extension Note 2 and the non-binding LOI, the Company has not entered into any definitive agreements, for the purpose of effecting into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities.

The Extension Notes bear no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s business combination or (ii) the date of expiry of the term of the Company (the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Extension Notes may be accelerated.

The payees of the Extension Notes have the right, but not the obligation, to convert the Extension Notes, in whole or in part, respectively, into private units (the “Extension Units”) of the Company, each consisting of one Ordinary Share, one warrant, and one right to receive one-tenth (1/10) of one Ordinary Share upon the consummation of a business combination, as described in the prospectus of the Company (File No: 333-268578), by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the business combination. The number of Extension Units to be received by the payees in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the payees by (y) $10.00.

Waive of Administrative Service Fee

On December 21, 2022, in connection with the IPO. The Company entered into an administrative service agreement with the Sponsor (the “Administrative Service Agreement”). Pursuant to the Administrative Service Agreement, the Company shall pay the Sponsor $1,000 per month (the “Administrative Service Fee”) from December 22, 2022, the date of the Company’s final prospectus for the IPO till the earlier of the consummation of an initial business combination or the Company’s liquidation. The Administrative Service Agreement provides that any unpaid amount of the Administrative Service Fee will accrue without interest and be due and payable no later than the date of the consummation of the Company’s initial business combination.

On October 11, 2023, upon the approval of the Board of Directors and Audit Committee of the Company, the Company and the Sponsor agreed to waive full payment of the Administrative Service Fee.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our activities from inception through September 30, 2023 involved mainly searching for a suitable target for our initial business combination. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the three months ended September 30, 2023, we had a net income of $794,031 which consisted of interest and dividend income of $936,211on investments held in Trust Account which was offset by operating cost of $142,180.

For the three months ended September 30, 2022, we had a net loss of $650 generated from formation cost.

For the nine months ended September 30, 2023, we had a net income of $2,250,037 which consisted of interest and dividend income of $2,577,275 on investments held in Trust Account which was offset by operating cost of $327,238.

From the period from June 14, 2022 (inception) through September 30, 2022, we had a net loss of $3,880 generated from formation cost.

Liquidity and Capital Resources

For the nine months ended September 30, 2023, cash used in operating activities was $271,942. As of September 30, 2023, we had cash of $289,464 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem the ordinary shares. As of September 30, 2023, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

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

As of September 30, 2023, we had cash of $289,464 and a working capital of $228,107. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. Our management’s plan in addressing this uncertainty is through the funds loaned from our Sponsor, officers, directors or their affiliates. In addition, if we are unable to complete a business combination by September 27, 2023 (or up to March 27, 2024 if extended) (the “Combination Period”), our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a business combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about our ability to continue as a going concern. Our financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2023, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Investments Held in Trust Account

At September 30, 2023, asset held in the Trust Account was $72,868,126. Substantially all of the assets held in the Trust Account were held in mutual funds. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividend income on investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

At September 30, 2023 and December 31, 2022, the assets held in the Trust Account were substantially held in mutual funds and U.S. Treasury securities, respectively. All of the Company’s investments held in the Trust Account are classified as trading securities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer who also serves as our principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Not applicable to a smaller reporting company.

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

A total of $70,207,500 ($10.175 per Public Unit) from the IPO and the Private Placement were placed in the U.S.-based Trust Account maintained by the Trustee. We paid a total of $1,380,000 in underwriting discounts and commissions and $581,124 for other offering cost.

On September 27, 2023, we issued the Extension Note 1 in the principal amount of 70,000 to the Sponsor to evidence the payment of the Monthly Extension Fee.

On October 25, 2023, we issued the Extension Note 2 in the principal amount of 70,000 to the Target to evidence the payment of the Monthly Extension Fee.

The information of the Extension Notes contained under Item 2 of Part I above is incorporated herein by reference in response to this item. The issuance of the Extension Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1

Amended and Restated Memorandum and Articles of Associate, dated September 25, 2023. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 27, 2023)

10.1

Amendment to the Investment Management Trust Agreement dated September 25, 2023, between the Company and Continental Stock Transfer & Trust Company. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 27, 2023)

10.2

Extension Promissory Note, dated September 26, 2023, issued by the Company to Horizon Space Acquisition I Sponsor Corp. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 27, 2023)

10.3

Amendment to the Investment Management Trust Agreement dated October 4, 2023, between the Company and Continental Stock Transfer & Trust Company. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 5, 2023)

10.4

Extension Promissory Note, dated October 25, 2023, issued by the Company to Shenzhen Squirrel Enlivened Media Group Co. Ltd (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 30, 2023)

31.1

Certification of Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

HORIZON SPACE ACQUISITION I CORP.

Date: November 8, 2023	By:	/s/ Mingyu (Michael) Li
Mingyu (Michael) Li
Chief Executive Officer, Chief Financial Officer, Chairman and Secretary (Principal Executive Officer, Principal Financial Officer and Accounting Officer)

