Form 10-K
period 2023-12-31
Horizon Space Acquisition I Corp.
filed 2024-04-01
CIK 1946021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares of the registrant held by non-affiliates of the registrant was $67,921,726.19, based on the last sold price of the ordinary shares as $10.39 per share as of June 30, 2023.

As of February 9, 2024, there were 8,647,971 ordinary shares, par value $0.0001 per share issued and outstanding.

HORIZON SPACE ACQUISITION I CORP.

CERTAIN TERMS

References to the “Company,” “our Company,” “our,” “us” or “we” refer to Horizon Space Acquisition I Corp., a blank check company incorporated on June 14, 2022 as a Cayman Islands exempted corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to our “sponsor” refer to Horizon Space Acquisition I Sponsor Corp. References to “equity-linked securities” are to any securities of the Company which are convertible into, or exchangeable or exercisable for, equity securities of the Company, including any securities issued by the Company which are pledged to secure any obligation of any holder to purchase equity securities of the Company. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “initial public offering” refer to our initial public offering, which closed on December 27, 2022. References to “public shares” are to shares of our ordinary shares sold as part of the units in our initial public offering. References to “public shareholders” are to the holders of our public shares.

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

Recent Development

September 2023 Shareholder Meeting

We initially had until September 27, 2023 to consummate an initial business combination, provided however that if we anticipate that we may not be able to consummate its initial business combination before September 27, 2023, the Company may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of up to March 27, 2024 to complete a business combination).

On September 25, 2023, we held an extraordinary general meeting (the “2023 Shareholder Meeting”), where the shareholders of the Company approved the proposal to amend Articles 48.7 and 48.8 of the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter”) to provide that the Company must (i) consummate a business combination, or (ii) cease its operations except for the purpose of winding up if it fails to complete such Business Combination and redeem or repurchase 100% of the Company’s public shares included as part of the public units issued in the Company’s initial public offering, by September 27, 2023, and if the Company does not consummate a business combination by September 27, 2023, it may be extended up to six times, each by a one-month extension (the “Monthly Extension”), for a total of up to six months to March 27, 2024, without the need for any further approval of the Company’s shareholders. For each Monthly Extension, the Sponsor and/or its designee will deposit $70,000 (the “Monthly Extension Fee”) for all remaining public shares into the Trust Account. In connection with 2023 Shareholder Meeting, 562,779 Ordinary Shares were rendered for redemption, and approximately $5.93 million was released from the Trust Account to pay such redeeming shareholders.

March 2024 Shareholder Meeting

We previously had until March 27, 2024 to consummate an initial business combination. On March 22, 2024, the Company held an extraordinary general meeting of shareholders (the “2024 Shareholder Meeting”), where the shareholders of the Company approved the proposals, among the others, to amend Articles 48.7 and 48.8 of the Company’s Charter to provide that the Company must (i) consummate a business combination, or (ii) cease its operations except for the purpose of winding up if it fails to complete such Business Combination and redeem or repurchase 100% of the Company’s public shares included as part of the public units issued in the Company’s initial public offering, by March 27, 2024, and if the Company does not consummate a business combination by March 27, 2024, it may be extended up to nine times, each by a Monthly Extension, for a total of up to nine months to, without the need for any further approval of the Company’s shareholders. For each Monthly Extension, the Sponsor and/or its designee will deposit $60,000 for all remaining public shares into the Trust Account (the “New Extension Fee”). In connection with 2024 Shareholder Meeting, the Company received the redemption requests from its public shareholders to redeem a total of 815,581 Ordinary Shares. As of the date hereof, the Company and the Trustee are in the process completing the redemption, and approximately $8.86 million will be released from the Trust Account to pay such redeeming shareholders upon the completion of the redemption.

Trust Agreement Amendments

At the 2023 Shareholder Meeting, the shareholders of the Company approved, among others, the Company to amend the Investment Management Trust Agreement dated December 21, 2022, (as the same may be amended, restated or supplemented, the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”) to provide that the Trustee must commence liquidation of the Trust Account by September 27, 2023, or, if further extended by up to six Monthly Extensions, up to March 27, 2024. Upon the shareholders’ approval, on September 25, 2023, the Company and the Trustee entered into the amendment to the Trust Agreement.

On October 4, 2023, the Company entered into an amendment to the Trust Agreement. Pursuant to the Trust Agreement, the Company may request the Trustee to distribute up to $100,000 of the amount of interest income earned on the Trust Account of the Company to set aside for future payment for dissolution expenses, if applicable. Upon such amendment, the Company requested the Trustee distribute $100,000 from the Trust Account to the Company’s cash account accordingly.

At the 2024 Shareholder Meeting, the shareholders of the Company approved, among others, the Company to amend Trust Agreement to provide that the Trustee must commence liquidation of the Trust Account by March 27, 2024, or, if further extended by up to nine Monthly Extensions, up to December 27, 2024. Upon the shareholders’ approval, on March 22, 2024, the Company and the Trustee entered into the amendment to the Trust Agreement, pursuant to which the Monthly Extension Fee is $60,000 for each Monthly Extension.

Extensions and Extension Notes

In connection with the Monthly Extensions, as of the date of this annual report, an aggregate of $480,000 Monthly Extension Fee had been deposited into the Trust Account, among which $70,000 was made by the Sponsor and $410,000 was made by Shenzhen Squirrel (as defined below), respectively. As of the date of this report, the Company issued a total of seven unsecured promissory notes to evidence the payment of the Monthly Extension Fees, including one note to the Sponsor (the “Sponsor Extension Notes”) and six notes to Shenzhen Squirrel (the “Shenzhen Squirrel Extension Notes,” together with the Sponsor Extension Note, collectively the “Extension Notes”), respectively.

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

The payees of the Extension Notes have the right, but not the obligation, to convert the Extension Notes, in whole or in part, respectively, into private units (the “Extension Units”) of the Company, each consisting of one Ordinary Share, one warrant, and one right to receive one-tenth (1/10) of one Ordinary Share upon the consummation of a business combination, as described in the IPO prospectus of the Company (File No: 333-268578), by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the business combination. The number of Extension Units to be received by the payees in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the payees by (y) $10.00.

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

On October 11, 2023, upon the approval of the Board of Directors of the Company (the “Board”) and Audit Committee of the Company, the Company and the Sponsor agreed to waive full payment of the Administrative Service Fee.

Non-Binding LOI Relating Proposed Business Combination

On October 17, 2023, the Company entered into a non-binding Letter of Intent (LOI) with Shenzhen Squirrel Enlivened Media Group Co. Ltd (the “Shenzhen Squirrel”) in connection with a potential business combination with Shenzhen Squirrel. Notwithstanding, as of the date hereof, the Company has not entered into any definitive agreements, for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities.

Establishment of the Special Committee

On November 1, 2023, the Board held a meeting, where all the members of the Board approved the Company to establish a special committee (the “Special Committee”) in connection with a potential business combination with Shenzhen Squirrel.

The Special Committee is comprised of three members, Messrs. Angel Colon, Mark Singh, and Rodolfo Jose Gonzalez Caceres, who are independent directors of the Company and review and evaluate the proposed business combination.

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

We currently have until April 27, 2024 to consummate our initial business combination. If we are unable to consummate our initial business combination within such time period, unless we extend such period pursuant to our amended and restated memorandum and articles of association, we will, as promptly as possible but not more than ten (10) business days thereafter, redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not previously released to us or necessary to pay our taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our liquidation and subsequent dissolution and the public warrants will expire and will be worthless.

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

Enforceability of Civil Liability

The Company’s management consists of one director located in China, who is also the Chief Executive Officer and Chief Financial Officer, two directors located in the United States and one director located in Republic of Columbia. Further, there is uncertainty if any officers and directors of the post-combination entity will be located outside the Unites States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon those officers and directors (prior to or after the business combination) located outside the United States, to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on them under United States securities laws.

In particular, the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States and many other countries and regions, and you may have to incur substantial costs and contribute significant time to enforce civil liabilities and criminal penalties in reliance on legal remedies under PRC laws. Therefore, recognition and enforcement in the PRC of judgement of United States courts in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

Recent PCAOB Developments

We are a blank check company incorporated in Cayman Islands with our office located in the United States. We have no operations or subsidiaries in China.

Our auditor, UHY LLP, headquartered in New York City, is an independent registered public accounting firm registered with the United States Public Company Accounting Oversight Board (“PCAOB”) and is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess UHY LLP’s compliance with applicable professional standards. The PCAOB currently has access to inspect the working papers of our auditor. Our auditor is not headquartered in mainland China or Hong Kong and was not identified in any report as a firm subject to the PCAOB’s determination.

Developments in U.S. laws may restrict our ability or willingness to complete certain business combinations with companies. For instance, the enacted Holding Foreign Companies Accountable Act (the “HFCAA”) would restrict our ability to consummate a business combination with a target business unless that business met certain standards of the PCAOB and would require delisting of a company from U.S. national securities exchanges if the PCAOB is unable to inspect its public accounting firm for three consecutive years. The HFCAA also requires public companies to disclose, among other things, whether they are owned or controlled by a foreign government, specifically, those based in China.

We may not be able to consummate a business combination with a favored target business due to these laws. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if signed into law, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three consecutive years.

The documentation we may be required to submit to the SEC proving certain beneficial ownership requirements and establishing that we are not owned or controlled by a foreign government in the event that we use a foreign public accounting firm not subject to inspection by the PCAOB or where the PCAOB is unable to completely inspect or investigate our accounting practices or financial statements because of a position taken by an authority in the foreign jurisdiction could be onerous and time consuming to prepare. The HFCAA mandates the SEC to identify issuers of SEC-registered securities whose audited financial reports are prepared by an accounting firm that the PCAOB is unable to inspect due to restrictions imposed by an authority in the foreign jurisdiction where the audits are performed. If such identified issuer’s auditor cannot be inspected by the PCAOB for three consecutive years, the trading of such issuer’s securities on any U.S. national securities exchanges, as well as any over-the-counter trading in the U.S., will be prohibited.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. An identified issuer will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC.

On November 5, 2021, the SEC approved the PCAOB’s Rule 6100, Board Determinations Under the HFCAA. Rule 6100 provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

On December 16, 2021, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (i) mainland China, and (ii) Hong Kong. Our auditor, UHY LLP, headquartered in New York City, is an independent registered public accounting firm registered with the PCAOB and is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess UHY LLP’s compliance with applicable professional standards. The PCAOB currently has access to inspect the working papers of our auditor. Our auditor is not headquartered in mainland China or Hong Kong and was not identified in this report as a firm subject to the PCAOB’s determination.

On August 26, 2022, the CSRC, the Ministry of Finance of the PRC, and PCAOB signed a Statement of Protocol, or the Protocol, governing inspections and investigations of audit firms based in China and Hong Kong. Pursuant to the Protocol, the PCAOB has independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. However, uncertainties still exist whether this new framework will be fully complied with. According to the PCAOB, its December 2021 determinations under the HFCAA remain in effect. The PCAOB is required to reassess these determinations by the end of 2022. Under the PCAOB’s rules, a reassessment of a determination under the HFCAA may result in the PCAOB reaffirming, modifying or vacating the determination.

On December 15, 2022, the PCAOB determined that it has secured complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its December 2021 determinations to the contrary. To ensure ongoing access for inspections and investigations, the PCAOB will determine annually whether it can inspect and investigate completely audit firms in mainland China and Hong Kong. Additionally, the PCAOB has also identified numerous deficiencies at audit firms in mainland China and Hong Kong, as has been the case in other jurisdictions in the first year of PCAOB inspection. The PCAOB intends to release inspection reports in the first half of next year detailing findings from their inspections of these audit firms.

On December 29, 2022, a legislation entitled “Consolidated Appropriations Act, 2023” (the “Consolidated Appropriations Act”), was signed into law by President Biden. The Consolidated Appropriations Act contained, among other things, an identical provision to AHFCAA, which reduces the number of consecutive non-inspection years required for triggering the prohibitions under the Holding Foreign Companies Accountable Act from three years to two.

However, in the event that we complete a business combination with a PRC Target Company and PCAOB is not able to fully conduct inspections of the post-combination entity’s auditor’s work papers in mainland China or Hong Kong, it could cause us to fail to be in compliance with U.S. securities laws and regulations, we could cease to be listed on a U.S. securities exchange, and U.S. trading of our shares could be prohibited under the HFCAA. Any of these actions, or uncertainties in the market about the possibility of such actions, could adversely affect our prospects to successfully complete a business combination with a PRC Target Company, our access to the U.S. capital markets and the price of our shares.

Future developments in respect of increased U.S. regulatory access to audit information are uncertain, as the legislative developments are subject to the legislative process and the regulatory developments are subject to the rule-making process and other administrative procedures.

Other developments in U.S. laws and regulatory environment, including but not limited to executive orders such as Executive Order (E.O.) 13959, “Addressing the Threat from Securities Investments That Finance Communist Chinese Military Companies,” may further restrict our ability to complete a business combination with certain China-based businesses.

U.S. Foreign Investment Regulations

Mr. Mingyu (Michael) Li, our Chief Executive Officer, Chief Financial Officer and Chairman, is the sole director and the sole member of our sponsor and as such is deemed to have sole voting and investment discretion with respect to our shares held by our sponsor. Mr. Li is not a U.S. person, and as of the date hereof, our sponsor owns approximately 24.20% of our issued and outstanding shares. Controlling or non-controlling investments in U.S. businesses that produce, design, test, manufacture, fabricate or develop one or more critical technologies in one of 27 identified industries — including aviation, defense, semiconductors, telecommunications and biotechnology — are subject to a mandatory filing with the Committee on Foreign Investment in the U.S. (“CFIUS”). In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Because we may be considered a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security, we could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.175 per share initially, and our warrants and rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Annual Report. However, in addition to any risk factors disclosed in our registration statement on Form S-1 (File No.: 333-268578), which became effective on December 21, 2022, we believe the risks described below outline additional items of most concern to us:

We may be required to complete filing procedures with the China Securities Regulatory Commission in connection with our listing on Nasdaq. It is uncertain whether such filing can be completed or how long it will take to complete such filing.

On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), which took effect on March 31, 2023. The Trial Measures supersede the prior rules and clarified and emphasized several aspects, which include but are not limited to: (1) comprehensive determination of the “indirect overseas offering and listing by PRC domestic companies” in compliance with the principle of “substance over form” and particularly, an issuer will be required to go through the filing procedures under the Trial Measures if the following criteria are met at the same time: (a) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year comes from PRC domestic companies, and (b) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China; (2) exemptions from immediate filing requirements for issuers that (a) have already been listed or registered but not yet listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Measures, (b) are not required to re-perform the regulatory procedures with the relevant overseas regulatory authority or the overseas stock exchange, and (c) whose such overseas securities offering or listing shall be completed before September 30, 2023, provided however that such issuers shall carry out filing procedures as required if they conduct refinancing or are involved in other circumstances that require filing with the CSRC; (3) a negative list of types of issuers banned from listing or offering overseas, such as (a) issuers whose listing or offering overseas has been recognized by the State Council of the PRC as a possible threat to national security, (b) issuers whose affiliates have been recently convicted of bribery and corruption, (c) issuers under ongoing criminal investigations, and (d) issuers under major disputes regarding equity ownership; (4) issuers’ compliance with web security, data security, and other national security laws and regulations; (5) issuers’ filing and reporting obligations, such as the obligation to file with the CSRC after it submits an application for initial public offering to overseas regulators, and the obligation after offering or listing overseas to report to the CSRC material events including a change of control or voluntary or forced delisting of the issuer; and (6) the CSRC’s authority to fine both issuers and their shareholders between 1 and 10 million RMB for failure to comply with the Trial Measures, including failure to comply with filing obligations or committing fraud and misrepresentation.

We are a blank check company incorporated in Cayman Islands with no operation of our own except searching for a target for our initial business combination. Furthermore, we do not own or control any equity interest in any PRC company or operate any business in China, and during the fiscal year ended December 31, 2023, we did not have 50% or more of our operating revenue, total profit, total assets or net assets located or generated in China. Therefore, we do not consider ourselves a PRC domestic company conducting “indirect overseas offering and listing,” and be subject the filing procedures under the Trial Measures.

However, applicable laws, regulations, or interpretations of PRC may change, and the relevant PRC government agencies could reach a different conclusion. There is also possibility that we may not be able to obtain or maintain such approval or that we inadvertently concluded that such approval was not required. If prior approval was required while we inadvertently concluded that such approval was not required or if applicable laws and regulations or the interpretation of such were modified to require us to obtain the approval in the future, we may face regulatory actions or other sanctions from relevant Chinese regulatory authorities. These authorities may take actions that could have a material adverse effect upon our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities. In addition, any changes in PRC law, regulations, or interpretations may severely affect our operations. Further, if we are required by the Trial Measures to file with the CSRC, we cannot assure you that we will be able to complete such filings in a timely manner, or even at all. The CSRC or other Chinese regulatory agencies may also take actions requiring us, or making it advisable for us, be subject to other severe consequences, which would materially affect the interest of the investors. To that extent, we may not be able to conduct the process of searching for a potential target company. Any failure of us to fully comply with new regulatory requirements may significantly limit or completely hinder our ability to continue to offer the securities, causing significant disruption to our business operations, severely damage our reputation, materially and adversely affect our financial condition and results of operations and cause the securities to significantly decline in value or become worthless.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk.

We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our management is generally responsible for assessing and managing any cybersecurity threats. If and when any reportable cybersecurity incident arises, our management shall promptly report such matters to our board of directors for further actions, including regarding the appropriate disclosure, mitigation, or other response or actions that the board deems appropriate to take.

As of the date of this report, we have not encountered any cybersecurity incidents since our IPO.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our,” or “we” refer to Horizon Space Acquisition I Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes herein.

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

September 2023 Shareholder Meeting

We initially had until September 27, 2023 to consummate an initial business combination, provided however that if we anticipate that we may not be able to consummate its initial business combination before September 27, 2023, the Company may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of up to March 27, 2024 to complete a business combination).

On September 25, 2023, we held an extraordinary general meeting (the “2023 Shareholder Meeting”), where the shareholders of the Company approved the proposal to amend Articles 48.7 and 48.8 of the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter”) to provide that the Company must (i) consummate a business combination, or (ii) cease its operations except for the purpose of winding up if it fails to complete such Business Combination and redeem or repurchase 100% of the Company’s public shares included as part of the public units issued in the Company’s initial public offering, by September 27, 2023, and if the Company does not consummate a business combination by September 27, 2023, it may be extended up to six times, each by a one-month extension (the “Monthly Extension”), for a total of up to six months to March 27, 2024, without the need for any further approval of the Company’s shareholders. For each Monthly Extension, the Sponsor and/or its designee will deposit $70,000 (the “Monthly Extension Fee”) for all remaining public shares into the Trust Account. In connection with 2023 Shareholder Meeting, 562,779 Ordinary Shares were rendered for redemption, and approximately $5.93 million was released from the Trust Account to pay such redeeming shareholders.

March 2024 Shareholder Meeting

We previously had until March 27, 2024 to consummate an initial business combination. On March 22, 2024, the Company held an extraordinary general meeting of shareholders (the “2024 Shareholder Meeting”), where the shareholders of the Company approved the proposals, among the others, to amend Articles 48.7 and 48.8 of the Company’s Charter to provide that the Company must (i) consummate a business combination, or (ii) cease its operations except for the purpose of winding up if it fails to complete such Business Combination and redeem or repurchase 100% of the Company’s public shares included as part of the public units issued in the Company’s initial public offering, by March 27, 2024, and if the Company does not consummate a business combination by March 27, 2024, it may be extended up to nine times, each by a Monthly Extension, for a total of up to nine months to, without the need for any further approval of the Company’s shareholders. For each Monthly Extension, the Sponsor and/or its designee will deposit $60,000 for all remaining public into the Trust Account (the “New Extension Fee”). In connection with 2024 Shareholder Meeting, the Company received the redemption requests from its public shareholders to redeem a total of 815,581 Ordinary Shares. As of the date hereof, the Company and the Trustee are in the process completing the redemption, and approximately $8.86 million will be released from the Trust Account to pay such redeeming shareholders upon the completion of the redemption.

Trust Agreement Amendments

At the 2023 Shareholder Meeting, the shareholders of the Company approved, among others, the Company to amend the Investment Management Trust Agreement dated December 21, 2022, (as the same may be amended, restated or supplemented, the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”) to provide that the Trustee must commence liquidation of the Trust Account by September 27, 2023, or, if further extended by up to six Monthly Extensions, up to March 27, 2024. Upon the shareholders’ approval, on September 25, 2023, the Company and the Trustee entered into the amendment to the Trust Agreement.

On October 4, 2023, the Company entered into an amendment to the Trust Agreement. Pursuant to the Trust Agreement, the Company may request the Trustee to distribute up to $100,000 of the amount of interest income earned on the Trust Account of the Company to set aside for future payment for dissolution expenses, if applicable. Upon such amendment, the Company requested the Trustee distribute $100,000 from the Trust Account to the Company’s cash account accordingly.

At the 2024 Shareholder Meeting, the shareholders of the Company approved, among others, the Company to amend Trust Agreement to provide that the Trustee must commence liquidation of the Trust Account by March 27, 2024, or, if further extended by up to nine Monthly Extensions, up to December 27, 2024. Upon the shareholders’ approval, on March 22, 024, the Company and the Trustee entered into the amendment to the Trust Agreement, pursuant to which the Monthly Extension Fee is $60,000 for each Monthly Extension.

Extensions and Extension Notes

In connection with the Monthly Extensions, as of the date hereof, an aggregate of $480,000 Monthly Extension Fee had been deposited into the Trust Account, among which $70,000 was made by the Sponsor and $410,000 was made by Shenzhen Squirrel (as defined below), respectively. The Company issued a total of six unsecured promissory notes to evidence the payment of the Monthly Extension Fees, including 1 note to the Sponsor (the “Sponsor Extension Notes”) and 6 notes to Shenzhen Squirrel (the “Shenzhen Squirrel Extension Notes,” together with the Sponsor Extension Note, collectively the “Extension Notes”), respectively.

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

The payees of the Extension Notes have the right, but not the obligation, to convert the Extension Notes, in whole or in part, respectively, into private units (the “Extension Units”) of the Company, each consisting of one Ordinary Share, one warrant, and one right to receive one-tenth (1/10) of one Ordinary Share upon the consummation of a business combination, as described in the IPO prospectus of the Company (File No: 333-268578), by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the business combination. The number of Extension Units to be received by the payees in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the payees by (y) $10.00.

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

On October 11, 2023, upon the approval of the Board of Directors of the Company (the “Board”) and Audit Committee of the Company, the Company and the Sponsor agreed to waive full payment of the Administrative Service Fee.

Non-Binding LOI Relating Proposed Business Combination

On October 17, 2023, the Company entered into a non-binding LOI with Shenzhen Squirrel Enlivened Media Group Co. Ltd (the “Shenzhen Squirrel”) in connection with a potential business combination with Shenzhen Squirrel. Notwithstanding, as of the date hereof, the Company has not entered into any definitive agreements, for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities.

Establishment of the Special Committee

On November 1, 2023, the Board held a meeting, where all the members of the Board approved the Company to establish a special committee (the “Special Committee”) in connection with a potential business combination with Shenzhen Squirrel.

The Special Committee is comprised of three members, Messrs. Angel Colon, Mark Singh, and Rodolfo Jose Gonzalez Caceres, who are independent directors of the Company and review and evaluate the proposed business combination.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO. Following the IPO, we have not generated any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the year ended December 31, 2023, we had a net income of $2,911,033 which consisted of interest and dividend income of $3,471,188 on investments held in Trust Account which was offset by operating cost of $560,155.

For the period from June 14, 2022 (inception) through December 31, 2022, we had a net loss of $123,960, which consists of formation and operating costs of $43,531 and share-based compensation expense of $93,780, offset by unrealized gain on marketable securities held in the Trust Account of $13,351.

Liquidity and Capital Resources

As of December 31, 2023, we had $283,281 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes.

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

As of December 31, 2023, we had cash of $283,281 and a working capital deficiency of $114,810. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. Our management’s plan in addressing this uncertainty is through the Working Capital Loans from our Sponsor or its affiliates. In addition, if we are unable to complete a business combination within the Combination Period, our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a business combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about our ability to continue as a going concern. Our financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2023, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Investments Held in Trust Account

At December 31, 2023, asset held in the Trust Account was $67,946,855. Substantially all of the assets held in the Trust Account were held in mutual funds with the underlying investments in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Interest and dividend income earned from investments held in Trust Account and gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividend income on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less interest income and dividend income and unrealized gain or loss on investments in trust account less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders.

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

The fair value hierarchy is categorized into three levels based on the inputs as follows:

●

Level 1 — based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

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

At December 31, 2023, the assets held in the Trust Account were held in mutual funds with the underlying investments in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities and Level 1 investments.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2023, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in mutual funds with the underlying investments in U.S. Treasury securities. Due to the short-term nature of these investments, we believe there will be no associated material exposure to market or interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting for the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Officers, Directors and Director Nominees

Our officers and directors are as follows:

Name	Age	Position
Mingyu (Michael) Li	41	Chief Executive Officer, Chief Financial Officer, Director, and Chairman
Angel Colon	50	Independent Director
Mark Singh	32	Independent Director
Rodolfo Jose Gonzalez Caceres	52	Independent Director

Mr. Mingyu (Michael) Li, our Chief Executive Officer, Chief Financial Officer, Director and Chairman of the board of director. Since August 2023, Mr. Li has served as the Chief Executive Officer of DREAM SPACE HOLDINGS PTE. LTD., a company providing consulting services located in Singapore. Since March 2022, Mr. Li has served as a director of Lakeshore Acquisition II Corp. (Nasdaq: LBBB), a special purpose acquisition company currently listing on Nasdaq. Since November 2021, Mr. Li has served as the Chief Executive Officer of Hangzhou Qianhe Mingde Enterprise Management Consulting Co., Ltd., namely Horizon Holdings, a company providing consulting services. Since March 2020, Mr. Li has served as the Chief Executive Officer of Hangzhou Qianhe Mingde Equity Investment Co., Ltd., namely Horizon Capital, a private equity firm focusing renewable and AI-driven manufacturing. In Horizon Capital, he has led a number of private equity fundraisings, managed advisory business for cross-border mergers & acquisitions (“M&A”). Since December 2019, Mr. Li has served as the Chief Executive Officer at Shenzhen Hetai Mingde Capital Management Co., Ltd., a company provide capital management services. From January 2014 to January 2019, Mr. Li served as a Senior Partner at Hejun Capital, a private equity firm specializing in providing capital operation system solutions to high-growth enterprises. During his tenure in Hejun Capital, Mr. Li participated in two M&A transactions and post-merger integration projects involving listed companies in the media sector. From January 2012 to January 2013, Mr. Li served as a Director of Investment Banking in China Minsheng Bank, one of the leading commercial banks in China, where he was responsible for investment banking and financing needs of large energy companies. Mr. Li received his MBA Degree with a major in Finance from Cheung Kong Graduate School of Business in 2012 and a Bachelor Degree in Law from Hebei University in 2007.

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

Mr. Mark Singh serves as our independent director. Since May 2023, Mr. Singh has served as the associate director of TargetCast LLC, a company providing internet and media advertising services. From January 2021 to April 2023, Mr. Singh served as a Project Manager of NY Capital Management Group, LLC, responsible for marketing and client relations. From September 2020 to December 2020, Mr. Singh served as a Project Manager of Turing Funds, LLC, responsible for administrative matters. From October 2017 to July 2020, Mr. Singh served as the Head of Performance of the U.S. office of Beyond Media Global LLC, a marketing agency company, where he was responsible for digital advertising accounts managements. Mr. Singh received a Bachelor Degree of Arts in History, minor in Government from Harvard College in 2013.

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

Clawback Policy

We adopted a clawback policy on November 28, 2023 that applies to our executive officers (the “Policy”) in order to comply with Nasdaq rules, which were approved by the SEC in June of 2023. The Policy took effect on November 29, 2023.

The policy gives the Compensation Committee the discretion to require executive officers to reimburse us for any Erroneously Awarded Compensation (as defined in the Policy) that was based on financial results that were subsequently restated as a result of that person’s misconduct.

Conflicts of Interest

Potential investors should be aware of the following potential conflicts of interest:

•

None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

•

In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and may have conflicts of interest in determining to which entity a particular business opportunity should be presented. As a result, our officers or directors may present a potential target to our competitor that would had been presented to us or devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

•

Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

•

The Founder Shares owned by our officers and directors will be released from escrow only if a business combination is successfully completed and subject to certain other limitations. Additionally, our officers and directors will not receive distributions from the Trust Account with respect to any of their Founder Shares if we do not complete a business combination. Furthermore, our insiders have agreed that the Private Units will not be sold or transferred by them until after we have completed our initial business combination. In addition, our officers and directors may loan funds to us and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. For the foregoing reasons, the personal and financial interests of our directors and executive officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and securing the release of their shares.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor. Furthermore, most of our officers and directors have pre-existing fiduciary obligations to other businesses of which they are officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe pre-existing fiduciary obligations, our officers and directors will honor those fiduciary obligations. Accordingly, it is possible they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe pre-existing fiduciary obligations and any successors to such entities have declined to accept such opportunities.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any pre-existing fiduciary or contractual obligations he might have.

In connection with the vote required for any business combination, all of our existing shareholders, including all of our officers and directors, have agreed to vote their respective Founder Shares and private shares in favor of any proposed business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to the Founder Shares. If they purchase Ordinary Shares in the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to convert such shares (or sell their shares in any tender offer) in connection with the consummation of our initial business combination or an amendment to our Amended and Restated Memorandum and Articles of Association relating to pre-business combination activity.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or insiders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view and (ii) the approval of a majority of our disinterested and Independent Directors (if we have any at that time). Furthermore, in no event will any of our insiders, officers, directors, special advisors or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of Common Stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely upon a review of such forms furnished to us during the most recent fiscal year, or written representations that no Forms 5 were required, we believe that that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2023.

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

The beneficial ownership of our Ordinary Shares is based on an aggregate of 8,647,971 Ordinary Shares issued and outstanding as of the date hereof and the record of beneficial ownership as indicated in the statements filed with the SEC pursuant section 13(d) or 13(g) as of the date hereof.

	Number of	Percentage of
	Ordinary Shares	Outstanding
Name and Address of Beneficial Owner (1)	Beneficially Owned (2)	Ordinary Shares
Officers and Directors
Mingyu (Michael) Li	2,092,750	24.20%
Angel Colon	8,000	*
Mark Singh	5,000	*
Rodolfo Jose Gonzalez Caceres	5,000	*
All officers and directors as a group (4 individuals)	2,110,750	24.41%
5% Holders
Horizon Space Acquisition I Sponsor Corp. (2)	2,092,750	24.20%
First Trust Merger Arbitrage Fund (3)	509,580	5.89%
Karpus Management, Inc (4)	602,900	6.97%

*	Less than one percent

(1)	Unless otherwise noted, the business address of each of the following is c/o Horizon Space Acquisition I Corp., 1412 Broadway, 21st Floor, Suite 21V, New York, NY 10018.

(2)

Mingyu (Michael) Li is the sole member and sole director of Horizon Space Acquisition I Sponsor Corp., our Sponsor. The person having voting, dispositive or investment powers over the sponsor is Mingyu (Michael) Li, thus Mingyu (Michael) Li is deemed to have beneficial ownership of the shares held by the Sponsor.

(3)

According to a Schedule 13G filed on February 14, 2024, jointly filed by First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP”). The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.

(4)

According to a Schedule 13G filed on February 13, 2024 by Karpus Management, Inc., d/b/a Karpus Investment Management. The principal business address of the shareholder is 183 Sully's Trail, Pittsford, New York 14534

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

As of December 31, 2023, there were 1,725,000 Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.0145 per share.

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

Working Capital Loans

In order to meet the Company’s working capital needs following the consummation of the IPO, and to extend our life, the Sponsor, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (the “Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company initial business combination, without interest, or, at the lender’s discretion, up to $3,000,000 of the notes (including the extension loans and convertible notes thereunder, if any) may be converted upon consummation of the Company’s business combination into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 330,000 Ordinary Shares (which includes 30,000 Ordinary Shares issuable underlying rights) and warrants to purchase 300,000 Ordinary Shares if $3,000,000 of notes were so converted). These notes would be in addition to any notes we issued in exchange for the funds necessary to extend our life. If the Company does not complete a business combination, the loans would be repaid out of funds not held in the Trust Account, and only to the extent available.

As of December 31, 2023, an aggregate of $280,000 Monthly Extension Fee had been deposited into the Trust Account, among which $70,000 was made by the Sponsor and $210,000 was made by Shenzhen Squirrel (as defined below), respectively. The Company issued a total of six unsecured promissory notes to evidence the payment of the Monthly Extension Fees, including one Sponsor Extension Notes and three Shenzhen Squirrel Extension Notes, respectively. If the Company does not complete a business combination, the loans would be repaid out of funds not held in the Trust Account, and only to the extent available.

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

The payees of the Extension Notes have the right, but not the obligation, to convert the Extension Notes, in whole or in part, respectively, into private units (the “Extension Units”) of the Company, each consisting of one Ordinary Share, one warrant, and one right to receive one-tenth (1/10) of one Ordinary Share upon the consummation of a business combination, as described in the IPO prospectus of the Company (File No: 333-268578), by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the business combination. The number of Extension Units to be received by the payees in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the payees by (y) $10.00.

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

On October 11, 2023, upon the approval of the Board and Audit Committee of the Company, the Company and the Sponsor agreed to waive full payment of the Administrative Service Fee.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our founders unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA, or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire, or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our founders, existing officers, directors or advisors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to the IPO to be paid either prior to or in connection with our initial business combination. In addition, the following payments will be made to our founders or their affiliates, none of which will be made from the proceeds of the IPO held in the Trust Account prior to the completion of our initial business combination:

●	reimbursement of out-of-pocket expenses incurred by them in connection with certain activities on our behalf, such as identifying and investigating possible business targets and business combinations;

●

repayment at the closing of our initial business combination of loans which may be made by our founders or an affiliate of our founders to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $3,000,000 of such loans (including the extension loans and convertible notes thereunder, if any) may be convertible into working capital units, at a price of $10.00 per unit at the option of the lender. Such working capital units are identical to the Private Units sold in the Private Placement; and

●

repayment at the closing of our initial business combination of loans which have been made by our Sponsor, its affiliates or designees in connection with our extensions of the time periods to complete an initial business combination, which may be convertible into Extension Units, at a price of $10.00 per unit, such Extension Units are identical to the Private Placement Units sold in the Private Placement.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY in connection with regulatory filings. The aggregate fees billed by UHY for professional services rendered for the audit of our annual financial statements, review of the financial information included in our other required filings with the SEC for the year ended December 31, 2023 and for the period from June 14, 2022 (inception) through December 31, 2022 totaled $114,402 and $96,600, respectively. The above amounts include interim procedures and audit fees.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” We did not pay UHY for professional services rendered for audit related fees for the year ended December 31, 2023 and for the period from June 14, 2022 (inception) through December 31, 2022.

Tax Fees. We did not pay UHY for tax planning and tax advice for the year ended December 31, 2023 and for the period from June 14, 2022 (inception) through December 31, 2022.

All Other Fees. We did not pay UHY for other services for the year ended December 31, 2023 and for the period from June 14, 2022 (inception) through December 31, 2022.

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
3.1*

Amended and Restated Memorandum and Articles of Association, dated December 21, 2022. (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on December 28, 2022)

3.1*

Special Resolution of the Shareholders of the Company to amend the Amended and Restated Memorandum and Articles of Association dated September 25, 2023. (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on September 27, 2023)

3.2*

Special Resolution of the Shareholders of the Company to amend the Amended and Restated Memorandum and Articles of Association dated March 22, 2024. (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on March 27, 2024)

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

4.5*

Warrant Agreement, dated December 21, 2022, between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent. (incorporated herein by reference to Exhibit 4.1 to Form 8-K as filed with the Securities and Exchange Commission on December 28, 2022)

4.6*

Rights Agreement, dated December 21, 2022, between the Registrant and Continental Stock Transfer & Trust Company, as rights agent. (incorporated herein by reference to Exhibit 4.2 to Form 8-K as filed with the Securities and Exchange Commission on December 28, 2022)

10.1*

Letter Agreement, dated December 21, 2022, among the Registrant and certain security holders. (incorporated herein by reference to Exhibit 10.6 to Form 8-K as filed with the Securities and Exchange Commission on December 28, 2022)

10.2*

Investment Management Trust Agreement, dated December 21, 2022, between the Registrant and Continental Stock Transfer & Trust Company, as trustee. (incorporated herein by reference to Exhibit 10.3 to Form 8-K as filed with the Securities and Exchange Commission on December 28, 2022)

10.3*

Escrow Agreement between the Registrant, dated December 21, 2022, Continental Stock Transfer & Trust Company and certain shareholders. (incorporated herein by reference to Exhibit 10.4 to Form 8-K as filed with the Securities and Exchange Commission on December 28, 2022)

10.4*

Registration Rights Agreement, dated December 21, 2022, among the Registrant and certain security holders. (incorporated herein by reference to Exhibit 10.5 to Form 8-K as filed with the Securities and Exchange Commission on December 28, 2022)

38

10.5*

Private Units Purchase Agreement, dated December 21, 2022, between the Registrant and the Sponsor. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on December 28, 2022)

10.6*

Securities Transfer Agreement, dated September 12, 2022, among the Registrant, the Sponsor, and certain directors of the Registrant. (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on December 28, 2022)

10.7*

Administrative Service Agreement, dated December 21, 2022, between the Registrant and the Sponsor. (incorporated herein by reference to Exhibit 10.8 to Form 8-K as filed with the Securities and Exchange Commission on December 28, 2022)

10.8*

Amendment to the Investment Management Trust Agreement dated September 25, 2023, between the Company and Continental Stock Transfer & Trust Company. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on September 27, 2023)

10.9*

Extension Promissory Note, dated September 26, 2023, issued by the Company to Horizon Space Acquisition I Sponsor Corp. (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on September 27, 2023)

10.10*

Amendment to the Investment Management Trust Agreement dated October 4, 2023, between the Company and Continental Stock Transfer & Trust Company. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on October 5, 2023)

10.11*

Extension Promissory Note, dated October 25, 2023, issued by the Company to Shenzhen Squirrel Enlivened Media Group Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on October 30, 2023)

10.12*

Extension Promissory Note, dated November 21, 2023, issued by the Company to Shenzhen Squirrel Enlivened Media Group Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on November 22, 2023)

10.13*

Extension Promissory Note, dated December 21, 2023, issued by the Company to Shenzhen Squirrel Enlivened Media Group Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on December 26, 2023)

10.14*

Extension Promissory Note, dated January 23, 2024, issued by the Company to Shenzhen Squirrel Enlivened Media Group Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on January 26, 2024)

10.15*

Extension Promissory Note, dated February 27, 2024, issued by the Company to Shenzhen Squirrel Enlivened Media Group Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on February 28, 2024)

10.16*

Amendment to the Investment Management Trust Agreement dated March 22, 2024, between the Company and Continental Stock Transfer & Trust Company. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on March 27, 2024)

10.17*

Extension Promissory Note, dated March 26, 2024, issued by the Company to Shenzhen Squirrel Enlivened Media Group Co. Ltd. (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on March 27, 2024)

31.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Policy Relating to Recovery of Erroneously Awarded Compensation

99.1*	Audit Committee Charter. (incorporated herein by reference to Exhibit 99.1 to Form S-1 as filed with the Securities and Exchange Commission on December 9, 2022)

99.2*	Compensation Committee Charter. (incorporated herein by reference to Exhibit 99.2 to Form S-1 as filed with the Securities and Exchange Commission on December 9, 2022)

101.INS	Inline XBRL Instance Document – the Inline XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON SPACE ACQUISITION I CORP.

Date: March 29, 2024
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

Name	Position	Date

/s/ Mingyu (Michael) Li	Chief Executive Officer, Chief Financial Officer, Chairman and Director	March 29, 2024
Mingyu (Michael) Li	(Principle Executive Officer, Principal Accounting and Financial Officer)

/s/ Angel Colon	Director	March 29, 2024
Angel Colon

/s/ Mark Singh	Director	March 29, 2024
Mark Singh

/s/ Rodolfo Jose Gonzalez Caceres	Director	March 29, 2024
Rodolfo Jose Gonzalez Caceres

HORIZON SPACE ACQUISITION I CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Horizon Space Acquisition I Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Horizon Space Acquisition I Corp. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2023 and for the period from June 14, 2022 (inception) to December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the year ended December 31, 2023 and for the period from June 14, 2022 (inception) to December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared to assume the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s cash and working capital as of December 31, 2023, are not sufficient to complete its planned activities to consummate a business combination for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, New York
March 29, 2024

HORIZON SPACE ACQUISITION I CORP
BALANCE SHEETS

	December 31, 2023	December 31, 2022

Assets
Current assets:
Cash	$283,281	$561,406
Prepaid expenses - current	15,627	124,065
Total current assets	298,908	685,471

Prepaid expenses - non-current	-	19,716
Investments held in Trust Account	67,946,855	70,220,851
Total Assets	$68,245,763	$70,926,038

Liabilities, Temporary Equity, and Shareholders' Deficit
Current liabilities:
Promissory notes	$210,000	$-
Promissory note - related party	70,000	-
Accounts payable and accrued expenses	133,718	34,842
Total current liabilities	413,718	34,842

Deferred underwriters' discount	2,415,000	2,415,000
Total Liabilities	2,828,718	2,449,842

Commitments and Contingencies

Ordinary shares subject to possible redemption, 6,337,221 and 6,900,000 shares at redemption value of $10.722 and $10.177 per share as of December 31, 2023 and December 31, 2022, respectively	67,946,855	70,220,851

Shareholders' Deficit:
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding
Ordinary shares, $0.0001 par value, 490,000,000 shares authorized, 2,310,750 shares issued and outstanding as of December 31, 2023 and December 31, 2022 (excluding 6,337,221 and 6,900,000 shares subject to possible redemption, respectively)	231	231
Additional paid-in capital	-	-
Accumulated deficit	(2,530,041)	(1,744,886)
Total Shareholders' Deficit	(2,529,810)	(1,744,655)
Total Liabilities, Temporary Equity, and Shareholders' Deficit	$68,245,763	$70,926,038

The accompanying notes are an integral part of these financial statements.

HORIZON SPACE ACQUISITION I CORP
STATEMENTS OF OPERATIONS

		For the Period From
	For the	June 14, 2022
	Year ended	(Inception) Through
	December 31, 2023	December 31, 2022
Formation and operating costs	$560,155	$43,531
Share-based compensation expense		93,780
Loss from operations	(560,155)	(137,311)

Other income
Interest and dividend income on investments held in Trust Account	3,471,188	13,351

Net Income (Loss)	$2,911,033	$(123,960)

Basic and diluted weighted average redeemable ordinary shares outstanding	6,764,316	138,000
Basic and diluted net income per redeemable ordinary shares	$0.46	$97.07

Basic and diluted weighted average non-redeemable ordinary shares outstanding	2,310,750	1,516,215
Basic and diluted net loss per non-redeemable ordinary share	$(0.08)	$(8.92)

The accompanying notes are an integral part of these financial statements.

HORIZON SPACE ACQUISITION I CORP
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	For the Year Ended December 31, 2023
			Additional		Total Shareholders'
	Ordinary Shares		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2022	2,310,750	$231	$-	$(1,744,886)	$(1,744,655)
Subsequent accretion of carrying value to redemption value	-	-	-	(3,651,188)	(3,651,188)
Offering cost	-	-	-	(45,000)	(45,000)
Net Income	-	-	-	2,911,033	2,911,033
Balance as of December 31, 2023	2,310,750	$231	$-	$(2,530,041)	$(2,529,810)

	For the Period From June 14, 2022 (Inception) through December 31, 2022
			Additional		Total Shareholders'
	Ordinary Shares		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of June 14, 2022 (inception)	-	$-	$-	$-	$-
Founder shares issue to initial shareholder	10,000	1	-	-	1
Founder shares issued to initial shareholder	1,725,000	173	24,827		25,000
Founder shares surrendered	(10,000)	(1)	-	-	(1)
Sale of public units through public offering	6,900,000	690	68,999,310		69,000,000
Sale of private placement units	385,750	38	3,857,462		3,857,500
Issuance of representative shares	200,000	20	1,045,980		1,046,000
Share compensation expense			93,780		93,780
Underwriters' discount			(3,795,000)		(3,795,000)
Other offering expenses			(1,627,124)		(1,627,124)
Reclassification of ordinary shares subject to redemption	(6,900,000)	(690)	(60,305,310)	-	(60,306,000)
Allocation of offering costs to ordinary shares subject to redemption			4,712,045		4,712,045
Initial accretion of carrying value to redemption value			(13,005,970)	(1,607,575)	(14,613,545)
Subsequent accretion of carrying value to redemption value				(13,351)	(13,351)
Net loss				(123,960)	(123,960)
Balance as of December 31, 2022	2,310,750	$231	$-	$(1,744,886)	$(1,744,655)

The accompanying notes are an integral part of these financial statements.

HORIZON SPACE ACQUISITION I CORP
STATEMENTS OF CASH FLOWS

		For the Period
		From June 14, 2022
	For the Year Ended	(Inception) Through
	December 31, 2023	December 31, 2022

Cash Flows from Operating Activities:
Net loss	$2,911,033	$(123,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	-	93,780
Interest and dividend income on investments held in Trust Account	(3,471,188)	(13,351)
Changes in operating assets and liabilities:		-
Prepaid expenses	108,438	(124,065)
Non-current prepaid expenses	19,716	(19,716)
Accounts payable and accrued expenses	53,876	34,842
Net Cash Used in Operating Activities	(378,125)	(152,470)

Cash Flows from Investing Activities:
Proceeds from sale and maturity of investments in Trust Account	78,147,387
Purchase of investments held in Trust Account	(72,122,203)	(70,207,500)
Monthly extension fee deposited into Trust Account	(280,000)
Net Cash Provided by (Used in) Investing Activities	5,745,184	(70,207,500)

Cash Flows from Financing Activities:
Proceeds from sale of public units through public offerings, net of underwriters’ discount	-	67,620,000
Proceeds from sale of private placement units	-	3,857,500
Proceeds from issuance of promissory note to related party	-	389,200
Ordinary shares redemption	(5,925,184)
Repayment of promissory note to related party		(389,200)
Payment of offering costs		(556,124)
Proceeds from promissory notes	210,000
Proceeds form promissory notes – related party	70,000
Net Cash (Used in) Provided by Financing Activities	(5,645,184)	70,921,376

Net Change in Cash	(278,125)	561,406

Cash, beginning of period	561,406	-
Cash, end of year	$283,281	$561,406

Supplemental Disclosure of Cash Flow Information:
Offering costs paid by Sponsor in exchange for issuance of ordinary shares	$-	$25,000
Deferred underwriting commission charged to additional paid in capital	$-	$2,415,000
Issuance of representative shares	$-	$1,046,000
Initial accretion of carrying value or public shares to redemption value	$-	$(14,613,545)
Subsequent accretion of carrying value or public shares to redemption value	$-	$(13,351)
Offering costs included in accrued expenses	$45,000	$-
Subsequent accretion of carrying value for public shares to redemption value	$(3,651,188)	$-

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

As of December 31, 2023 and 2022, the Company had not commenced any operations. For the period from June 14, 2022 (inception) through December 31, 2023, the Company’s efforts have been limited to organizational activities as well as activities related to its IPO (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and dividend income from the proceeds derived from the IPO.

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

Transaction costs amounted to $5,467,124, consisting of $1,380,000 of underwriting discounts and commissions, $2,415,000 of deferred underwriting commissions, $626,124 of other offering costs and $1,046,000 fair value of the 200,000 Representative Shares considered as part of the transaction costs.

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

The ordinary shares subject to redemption are being recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. If the Company cannot complete a Business Combination by September 27, 2023 (or up to March 27, 2024 if the Company extends the period of time to consummate a Business Combination), unless the Company extends such period pursuant to its amended and restated memorandum and articles of association, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay the taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants and rights, which will expire worthless if the Company fails to complete the Business Combination by September 27, 2023 (or up to March 27, 2024 if the Company extends the time needed to complete a Business Combination). On March 22, 2024, the Company held an extraordinary general meeting of the Company’s shareholders (the “2024 Extraordinary Meeting”) where the shareholders of the Company approved the proposals, among the others, to amend its amended and restated memorandum and articles of association to provide the Company has until March 27, 2024 to complete a Business Combination and may elect to extend the period to consummate a Business Combination up to nine times, each by an additional one-month extension (the “New Monthly Extension”), for a total up to nine months to December 27, 2024. See Note 9 Subsequent Events.

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

On October 4, 2023, the Company entered into an amendment to the Trust Agreement (the “Trust Amendment Agreement”). Pursuant to the Trust Amendment Agreement, the Company requested the Trustee to distribute up to $100,000 of the amount of interest income earned on the Trust Account of the Company to set aside for future payment for dissolution expenses. That amount was included in proceeds from sale and maturity of investments in Trust Account within investing activities in the accompanying statements of cash flow.

On October 4, 2023, in the connection with the Shareholder Meeting, the Company released an aggregate amount of approximately $5,925,184, or approximately $10.53 per share, from its Trust Account to the holders redeeming a total of 562,779 of public shares of the Company.

On October 24, 2023, an aggregate of $70,000 was deposited into the Trust Account for the public shareholders, which enabled the Company to extend the period of time it has to consummate its initial Business Combination by one month from October 27, 2023 to November 27, 2023.  The payment of the Monthly Extension Fee was made by Shenzhen Squirrel Enlivened Media Group Co. Ltd (the “Target”), pursuant a non-binding letter of intent (the “Non-binding LOI”) entered into by and between the Company and Target on October 17, 2023, in connection with a potential Business Combination with the Target. On October 25, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $70,000 to the Target to evidence the payment of the Monthly Extension Fee.

Horizon Space Acquisition I Corp.

Notes To Financial Statements

On November 22, 2023, an aggregate of $70,000 was deposited into the Trust Account for the public shareholders, which enabled the Company to extend the period of time it has to consummate its initial Business Combination by one month from November 27, 2023 to December 27, 2023.  The payment of the Monthly Extension Fee was made by the Target, pursuant the Non-binding LOI. On November 21, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $70,000 to the Target to evidence the payment of the Monthly Extension Fee.

On December 21, 2023, an aggregate of $70,000 was deposited into the Trust Account for the public shareholders, which enabled the Company to extend the period of time it has to consummate its initial Business Combination by one month from December 27, 2023 to January 27, 2024.  The payment of the Monthly Extension Fee was made by the Target, pursuant the Non-binding LOI. On December 21, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $70,000 to the Target to evidence the payment of the Monthly Extension Fee.

Going Concern Consideration

As of December 31, 2023, the Company had cash of $283,281 and a working capital deficiency of $114,810.

The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $389,200.

The Company’s cash and working capital as of December 31, 2023, are not sufficient to complete its planned activities to consummate a business combination for the upcoming year. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

Horizon Space Acquisition I Corp.

Notes To Financial Statements

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $283,281 and $561,406 in cash and did not have any cash equivalents as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, $33,281 and $311,406, respectively, was over the Federal Deposit Insurance Corporation (FDIC) limit.

Furthermore, recent bank failures, non-performance, or other adverse developments that affect financial institutions could impair the ability of one or more of the banks participating in the credit facility from honoring their commitments. Such events could have a material adverse effect on the Company’s financial condition or results of operations.

Investments Held in Trust Account

At December 31, 2023 and 2022, the assets held in the Trust Account were substantially held in mutual funds and U.S. Treasury securities, respectively. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Interest and dividend income earned from investments held in Trust Account and gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividend income on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Income earned on these investments will be fully reinvested into the investments held in the Trust Account and therefore considered as an adjustment to reconcile net income (loss) to net cash used in operating activities in the condensed statements of cash flows. Such income reinvested will be used to redeem all or a portion of the ordinary shares upon the completion of Business Combination. For the year ended December 31, 2023 and for the period from June 14, 2022 (Inception) through December 31, 2022, there were $3,471,188 and $13,351 of interest and dividend income recognized, respectively.

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

Horizon Space Acquisition I Corp.

Notes To Financial Statements

For issued or modified warrants that meet all the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. As the Company’s warrants meet all the criteria for equity classification, so the Company will classify each warrant as its own equity.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2023 and 2022, 6,337,221 and 6,900,000 ordinary shares subject to possible redemption are presented at redemption value of 10.722 and $10.177 per share, respectively, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Share Compensation Expense

The Company accounts for share-based compensation expense in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC  718”). Under ASC718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a share-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred (see Note 5 for more discussion about the details). The Company has recognized share-based compensation expense in the amount of $93,780 for the period ended December 27, 2022.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less interest and dividend income and unrealized gain or loss on investments in the Trust Account less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then shared in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Horizon Space Acquisition I Corp.

Notes To Financial Statements

The net income (loss) per share presented in the statements of operations is based on the following:

		For the Period from
	For the	June 14, 2022 (inception)
	Year Ended December 31, 2023	Through December 31, 2022
Net Income (Loss)	$2,911,033	$(123,960)

Subsequent accretion of carrying value to redemption value	(3,651,188)	(14,626,896)
Net loss including accretion of carrying value of redemption value	$(740,155)	$(14,750,856)

	For the		For the Period from
	Year Ended		June 14, 2022 (inception)
	December 31, 2023		Through December 31, 2022
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(551,692)	$(188,463)	$(1,230,564)	$(13,520,292)
Subsequent accretion of carrying value to redemption value	3,651,188	-	14,626,896	-
Allocation of net income/(loss)	$3,099,496	$(188,463)	$13,396,332	$(13,520,292)

Denominators:
Weighted-average shares outstanding	6,764,316	2,310,750	138,000	1,516,215
Basic and diluted net income/ (loss) per share	$0.46	$(0.08)	$97.07	$(8.92)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2023 and 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Horizon Space Acquisition I Corp.

Notes To Financial Statements

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

At December 31, 2023 and 2022, the assets held in BlackRock Liquidity Treasury Trust Fund, a money market mutual fund, and U.S. Treasury securities, respectively. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	December 31, 2023		December 31, 2022
	Level	Investment	Level	Investment

Assets:
Investments held in Trust Account	1	$67,946,855	2	$70,220,851
Total		$67,946,855		$70,220,851

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified Cayman Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on June 14, 2022, the evaluation was performed for both 2022 and 2023 tax years which will be the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

Income earned from mutual fund and U.S. debt obligations held in the Trust Account is intended to qualify for the portfolio income exemption or otherwise be exempt from U.S. withholding taxes. Furthermore, shareholders of the Company’s shares may be subject to tax in their respective jurisdictions based on applicable law, for instance, United States persons may be subject to tax on amounts deemed received depending on whether the Company is a passive foreign investment company and whether U.S. persons have made any applicable tax elections permitted under applicable law. The provision for income taxes was deemed to be immaterial for the period from June 14, 2022 (inception) through December 31, 2022 and for the year ended December 31, 2023.

Horizon Space Acquisition I Corp.

Notes To Financial Statements

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

All of the 6,900,000 public shares sold as part of the Public Units in the IPO contain a redemption feature which allows for the redemption of such public shares if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association, or in connection with the Company’s liquidation. In accordance with the Securities and Exchange Commission (the “SEC”) and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

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

As of December 31, 2023 and 2022, the amounts of ordinary shares reflected on the condensed balance sheets are reconciled in the following table.

Gross proceeds	$69,000,000
Less:
Proceeds allocated to public rights and warrants	(8,694,000)
Offering costs of public shares	(4,712,045)
Plus:
Initial accretion of carrying value to redemption value	14,613,545
Subsequent accretion of carrying value to redemption value	13,351
Ordinary shares subject to possible redemption, December 31, 2022	70,220,851
Less:
Redemptions	(5,925,184)
Amount transferred to operating account	(100,000)
Plus:
Subsequent accretion of carrying value to redemption value	3,471,188
Monthly extension fees deposited	280,000
Ordinary shares subject to possible redemption, December 31, 2023	$67,946,855

Horizon Space Acquisition I Corp.

Notes To Financial Statements

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

Note 5 — Promissory Notes

Pursuant the Non-bind LOI entered into by and between the Company and the Target on October 17, 2023, in connection with a potential Business Combination with the Target. The Target has agreed to deposit the agreed reasonable amount to the Company’s Trust Account in order to effectuated extension of the Company’s deadline to consummate a Business Combination. The Target had deposited a total of three-Monthly Extension Fee, each in the amount of $70,000, from October through December 2023, or an aggregate of $210,000, to the Trust Account of the Company to extend the deadline for the Company to complete the Business Combination contemplated therein by January 27, 2024. Each Monthly Extension Payment from the Target was evidenced by an unsecured promissory note (collectively, the “Target Extension Notes”) issued by the Company to the Target.

The Target Extension Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s initial Business Combination or (ii) the date of expiration of the term of the Company (the “Maturity Date”). As the payee of the Target Extension Note, the Target, has the right, but not the obligation, to convert the Target Extension Note, in whole or in part, respectively, into private units (the “Extension Units”) of the Company, each consisting of one Ordinary Share, one warrant, and one right to receive one-tenth (1/10) of one Ordinary Share upon the consummation of its initial Business Combination. The number of Extension Units to be received by the payees in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such payee by (y) $10.00. At Maturity Date, any overdue amounts shall accrue default interest at a rate per annum equal to the interest rate which is the prevailing short term United States Treasury Bill rate, from the date on which such payment is due until the day on which all sums due are received by the Target.

As of December 31, 2023, the Company had borrowings of $210,000 under the Target Extension Notes from the Target.

Note 6 — Related Party Transactions

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

Horizon Space Acquisition I Corp.

Notes To Financial Statements

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

On September 26, 2023, in connection with the payment of the Monthly Extension Fee, the Company issued an unsecured promissory note in the principal amount of $70,000 to the Sponsor (the “Sponsor Extension Note”). The Sponsor Extension Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s initial Business Combination or (ii) the Maturity Date. As the payee of the Sponsor Extension Note, the Sponsor, has the right, but not the obligation, to convert the Sponsor Extension Note, in whole or in part, respectively, into the Extension Units. The number of Extension Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

As of December 31, 2023 and 2022, the Company had borrowings of 70,000 and $0, respectively, under the Sponsor Extension Note from the Sponsor.

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

As of December 31, 2023 and 2022, the Company had no borrowings under the working capital loans.

Note 7 — Commitments & Contingencies

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

Horizon Space Acquisition I Corp.

Notes To Financial Statements

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

Note 8 — Shareholder’s Equity

The Company is authorized to issue 500,000,000 shares, including 490,000,000 ordinary shares, par value of $0.0001 per share, and 10,000,000 preference shares, par value of $0.0001 per share.

On June 14, 2022, the Company issued 10,000 ordinary shares of a par value of $0.0001 each to the Sponsor. On August 30, 2022, the Sponsor acquired 1,725,000 Founder Shares (up to 225,000 of which were subject to forfeiture) at a price of approximately $0.0145 per share for an aggregate of $25,000 and surrendered 10,000 ordinary shares of a par value of $0.0001 each. Those shares issuance and cancelation were considered as a recapitalization, which were recorded and presented retroactively. As a result of the underwriters’ election to fully exercise their over-allotment option on December 27, 2022, no ordinary shares are currently subject to forfeiture.

As of December 31, 2023 and 2022, there were 2,310,750 ordinary shares issued and outstanding, excluding 6,337,221 and 6,900,000 shares subject to possible redemption, respectively.

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

As of December 31, 2023, 6,900,000 public warrants were outstanding. Substantially concurrently with the closing of the IPO, the Company issued 385,750 private warrants to the Sponsor included in the Private Placement Units. As of December 31, 2023, there were 385,750 private warrants issued and outstanding. The Company will account for warrants as equity instruments in accordance with ASC 815, Derivatives and Hedging, based on the specific terms of the warrant agreement.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when the financial statements were issued. Based on this review, management identified the following subsequent events that are required disclosures in the financial statements.

On January 23, 2024, an aggregate of $70,000 of the Monthly Extension Fee was deposited into the Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination by one month from January 27, 2024 to February 27, 2024. The payment of the Monthly Extension Fee was made by the Target, pursuant the Non-binding LOI. The Company issued a Target Extension Note in the aggregate principal amount of $70,000 to the Target in connection with the payment of the Monthly Extension Fee on January 23, 2024.

On February 26, 2024, an aggregate of $70,000 of the Monthly Extension Fee was deposited into the Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination by one month from February 27, 2024 to March 27, 2024. The payment of the Monthly Extension Fee was made by the Target, pursuant the Non-binding LOI. The Company issued a Target Extension Note in the aggregate principal amount of $70,000 dated February 27, 2024 to the Target in connection with the payment of the Monthly Extension Fee.

On March 22, 2024, the Company held the 2024 Extraordinary Meeting where the shareholders of the Company approved the proposals, among the others, to amend its amended and restated memorandum and articles of association to provide that the Company has until March 27, 2024 to complete a Business Combination and may elect to extend the period to consummate a Business Combination up to nine times, each by an additional New Monthly Extension, for a total up to nine months to December 27, 2024. For each New Monthly Extension, the Sponsor and/or its designee will deposit $60,000 for all remaining public shares into the Trust Account. In connection with 2024 Extraordinary Meeting, the Company received the redemption requests from its public shareholders to redeem a total of 815,581 Ordinary Shares. As of the date of this report, the Company and the Trustee are in the process completing the redemption, and approximately $8.86 million will be released from the Trust Account to pay such redeeming shareholders upon the completion of the redemption.

At the 2024 Extraordinary Meeting, the shareholders of the Company also approved the Company to amend Trust Agreement to provide that the Trustee must commence liquidation of the Trust Account by March 27, 2024, or, if further extended by up to nine New Monthly Extensions, up to December 27, 2024. Upon the shareholders’ approval, on March 22, 2024, the Company and the Trustee entered into the amendment to the Trust Agreement.

