Form 10-Q
period 2024-03-31
Horizon Space Acquisition I Corp.
filed 2024-05-14
CIK 1946021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of the date hereof, there were 7,832,390 ordinary shares of the Company, par value $0.0001 per share, issued and outstanding.

HORIZON SPACE ACQUISITION I CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HORIZON SPACE ACQUISITION I CORP

BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$93,109	$283,281
Prepaid expenses	60,750	15,627
Total current assets	153,859	298,908

Investments held in Trust Account	60,163,810	67,946,855
Total Assets	$60,317,669	$68,245,763

Liabilities, Temporary Equity, and Shareholders' Deficit
Current liabilities:
Promissory notes	$410,000	$210,000
Promissory note - related party	70,000	70,000
Accounts payable and accrued expenses	136,328	133,718
Total current liabilities	616,328	413,718

Deferred underwriters' discount	2,415,000	2,415,000
Total Liabilities	3,031,328	2,828,718

Commitments and Contingencies

Ordinary shares subject to possible redemption,5,521,640 and 6,337,221 shares at redemption value of $10.896 and $10.722 per share as of March 31, 2024 and December 31, 2023, respectively	60,163,810	67,946,855

Shareholders' Deficit:
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding
Ordinary shares, $0.0001 par value, 490,000,000 shares authorized, 2,310,750 shares issued and outstanding as of March 31, 2024 and December 31, 2023 (excluding 5,521,640 and 6,337,221 shares subject to possible redemption, respectively)	231	231
Additional paid-in capital	-	-
Accumulated deficit	(2,877,700)	(2,530,041)
Total Shareholders' Deficit	(2,877,469)	(2,529,810)
Total Liabilities, Temporary Equity, and Shareholders' Deficit	$60,317,669	$68,245,763

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION I CORP

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023

Formation and operating costs	$147,659	$117,416
Loss from operations	(147,659)	(117,416)

Other income
Interest and dividend income on investments held in Trust	881,123	816,136

Net Income	$733,464	$698,720

Basic and diluted weighted average redeemable ordinary shares outstanding	6,301,371	6,900,000
Basic and diluted net income per redeemable ordinary shares	$0.13	$0.11

Basic and diluted weighted average non-redeemable ordinary shares outstanding	2,310,750	2,310,750
Basic and diluted net loss per non-redeemable ordinary share	$(0.04)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION I CORP

 STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Three Months Ended March 31, 2024
			Additional		Total Shareholders'
	Ordinary Shares		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2023 (Audited)	2,310,750	$231	$-	$2,530,041)	$(2,529,810)
Accretion of carrying value to redemption value	-	-	-	(1,081,123)	(1,081,123)
Net Income	-	-	-	733,464	733,464
Balance as of March 31, 2024 (Unaudited)	2,310,750	$231	$-	$(2,877,700)	$(2,877,469)

	For the Three Months Ended March 31, 2023
			Additional		Total Shareholders'
	Ordinary Shares		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2022 (Audited)	2,310,750	$231	$-	$(1,744,886)	$(1,744,655)
Accretion of carrying value to redemption value		-	-	(816,136)	(816,136)
Net loss	-	-	-	698,720	698,720
Balance as of March 31, 2023 (Unaudited)	2,310,750	$231	$-	$(1,862,302)	$(1,862,071)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION I CORP

 STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023

Cash Flows from Operating Activities:
Net income	$733,464	$698,720
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(881,123)	(816,136)
Changes in operating assets and liabilities:		-
Prepaid expenses	(45,123)	(34,110)
Non-current prepaid expenses	-	19,716
Accounts payable and accrued expenses	2,610	(26,842)
Net Cash Used in Operating Activities	(190,172)	(158,652)

Cash Flows from Investing Activities:
Proceeds from sale of investments in the Trust Account	8,864,168	-
Monthly extension fee deposited into Trust Account	(200,000)	-
Net Cash Provided by Investing Activities	8,664,168	-

Cash Flows from Financing Activities:
Ordinary shares redemption	(8,864,168)	-
Proceeds from promissory notes	200,000	-
Net Cash Used in Financing Activities	(8,664,168)	-

Net Change in Cash	(190,172)	(158,652)

Cash, beginning of period	283,281	561,406
Cash, end of year	$93,109	$402,754

Supplemental Disclosure of Cash Flow Information:
Subsequent accretion of carrying value or public shares to redemption value	$(1,081,123)	$(816,136)

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

As of March 31, 2024 and December 31, 2023, the Company had not commenced any operations. For the period from June 14, 2022 (inception) through March 31, 2024, the Company’s efforts have been limited to organizational activities as well as activities related to its IPO (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and dividend income from the proceeds derived from the IPO.

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

From September 2023 to December 2023, an aggregate of $280,000 Monthly Extension Fee had been deposited into the Trust Account, among which $70,000 was made by the Sponsor and $210,000 was made by Shenzhen Squirrel (as defined below), respectively.

On January 23, 2024, an aggregate of $70,000 (the “Original Extension Fee”) was deposited into the Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination by one month from January 27, 2024 to February 27, 2024. The payment of the Original Extension Fee was made by Shenzhen Squirrel Enlivened Media Group Co. Ltd (the “Target”), pursuant a non-binding letter of intent (the “Non-binding LOI”) entered into by and between the Company and Target on October 17, 2023, in connection with a potential Business Combination with the Target. The Company issued a Target Extension Note (as defined below) in the aggregate principal amount of $70,000 to the Target in connection with the payment of the Original Extension Fee on January 23, 2024.

On February 26, 2024, an aggregate of $70,000 of the Original Extension Fee was deposited into the Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination by one month from February 27, 2024 to March 27, 2024. The payment of the Original Extension Fee was made by the Target pursuant to the Non-binding LOI. The Company issued a Target Extension Note in the aggregate principal amount of $70,000 dated February 27, 2024 to the Target in connection with the payment of the Monthly Extension Fee (as defined below).

On March 22, 2024, the Company held an extraordinary general meeting of shareholders (the “2024 Extraordinary Meeting”) where the shareholders of the Company approved various proposals, including to amend its amended and restated memorandum and articles of association to provide that the Company has until March 27, 2024 to complete a Business Combination and may elect to extend the period to consummate a Business Combination up to nine times, each by an additional New Monthly Extension, for a total up to nine months to December 27, 2024. For each New Monthly Extension, the Sponsor and/or its designee will deposit $60,000 for all remaining public shares into the Trust Account (the “New Extension Fee,” together with the Original Extension Fee, the “Monthly Extension Fee”). In connection with 2024 Extraordinary Meeting, the Company redeemed a total of 815,581 Ordinary Shares and approximately $8.86 million was released from the Trust Account to pay such redeeming shareholders upon the completion of the redemption.

As of the date of this report, two New Monthly Extension Fees were deposited into the Trust Account for public shareholders, as a result of which, the Company currently has until May 27, 2024 to consummation its initial business combination. The payment of the New Monthly Extension Fees were made by the Target pursuant to the Non-binding LOI. The Company issued a Target two Extension Notes, each in the aggregate principal amount of $60,000 dated March 26, 2024 and April 23, 2024 to the Target in connection with the payment of the New Monthly Extension Fee.

Going Concern Consideration

As of March 31, 2024, the Company had cash of $93,109 and a working capital deficit of $462,469.

The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $389,200.

The Company’s cash and working capital as of March 31, 2024, are not sufficient to complete its planned activities to consummate a Business Combination for the upcoming year. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $93,109 and 283,281 in cash and did not have any cash equivalents as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, $0 and $33,281, respectively, was over the Federal Deposit Insurance Corporation (FDIC) limit.

Furthermore, recent bank failures, non-performance, or other adverse developments that affect financial institutions could impair the ability of one or more of the banks participating in the credit facility from honoring their commitments. Such events could have a material adverse effect on the Company’s financial condition or results of operations.

Investments Held in Trust Account

At March 31, 2024 and December 31, 2023, the assets held in the Trust Account were substantially held in mutual funds. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Interest and dividend income earned from investments held in Trust Account and gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividend income on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Income earned on these investments will be fully reinvested into the investments held in the Trust Account and therefore considered as an adjustment to reconcile net income (loss) to net cash used in operating activities in the condensed statements of cash flows. Such income reinvested will be used to redeem all or a portion of the ordinary shares upon the completion of Business Combination. For the three months ended March 31, 2024 and 2023, there were $881,123 and $816,136 of interest and dividend income recognized, respectively.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2024 and December 31, 2023, 5,521,640 and 6,337,221 ordinary shares subject to possible redemption are presented at redemption value of 10.896 and 10.722 per share, respectively, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less interest and dividend income and unrealized gain or loss on investments in the Trust Account less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. The conversion feature of promissory note should be considered based on ASU 2020-06. However, the conversion features do not have impact to earnings per share calculation, because company suffered loss in private share as of March 31, 2024 and 2023.. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Net Income	$733,464	$698,720

Subsequent accretion of carrying value to redemption value	(1,081,123)	(816,136)
Net loss including accretion of carrying value of redemption value	$(347,659)	$(117,416)

	For the		For the
	Three Months Ended		Three Months Ended
	March 31, 2024		March 31, 2023
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(254,378)	$(93,281)	$(87,959)	$(29,457)
Subsequent accretion of carrying value to redemption value	1,081,123	-	816,136	-
Allocation of net income/(loss)	$826,745	$(93,281)	$728,177	$(29,457)

Denominators:
Weighted-average shares outstanding	6,301,371	2,310,750	6,900,000	2,310,750
Basic and diluted net income/ (loss) per share	$0.13	$(0.04)	$0.11	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2024 and December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

At March 31, 2024 and December 31, 2023, the assets held in the Trust Account are invested in the BlackRock Liquidity Treasury Trust Fund, a money market mutual fund. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	March 31, 2024		December 31, 2023
	Level	Investment	Level	Investment

Assets:
Investments held in Trust Account	1	60,163,810	1	67,946,855
Total		$60,163,810		$67,946,855

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

Income earned from U.S. debt obligations held in the Trust Account is intended to qualify for the portfolio income exemption or otherwise be exempt from U.S. withholding taxes. Furthermore, shareholders of the Company’s shares may be subject to tax in their respective jurisdictions based on applicable law, for instance, United States persons may be subject to tax on amounts deemed received depending on whether the Company is a passive foreign investment company and whether U.S. persons have made any applicable tax elections permitted under applicable law. The provision for income taxes was deemed to be immaterial for the three months ended March 31, 2024 and 2023.

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

The Company’s redeemable ordinary share is subject to the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of March 31, 2024 and December 31, 2023, the amounts of ordinary shares reflected on the condensed balance sheets are reconciled in the following table.

Ordinary shares subject to possible redemption, December 31, 2022	$70,220,851
Less:
Redemptions	(5,925,184)
Amount transferred to operating account	(100,000)
Plus:
Subsequent accretion of carrying value to redemption value	3,471,188
Monthly extension fees deposited	280,000
Ordinary shares subject to possible redemption, December 31, 2023	67,946,855
Less:
Redemptions	(8,864,168)
Plus:
Subsequent accretion of carrying value to redemption value	881,123
Monthly extension fees deposited	200,000
Ordinary shares subject to possible redemption, March 31, 2024	$60,163,810

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

Note 5 — Promissory Notes

Pursuant to the Non-binding LOI entered into by and between the Company and the Target on October 17, 2023, in connection with a potential Business Combination with the Target. The Target has agreed to deposit the agreed reasonable amount into the Company’s Trust Account in order to effectuate the extension of the Company’s deadline to consummate a Business Combination. The Target had deposited a total of three Monthly Extension Fees, including two payments for the Original Extension Fee each in the amount of $70,000 from January through February 2024 and one payment for the New Extension Fee in the amount of $60,000 for March 2024, or an aggregate of $200,000, into the Trust Account of the Company to extend the deadline for the Company to complete the Business Combination contemplated therein by April 27, 2024. Each Monthly Extension Payment from the Target was evidenced by an unsecured promissory note (collectively, the “Target Extension Notes”) issued by the Company to the Target.

The Target Extension Notes bear no interest and are payable in full upon the earlier to occur of (i) the consummation of the Company’s initial Business Combination or (ii) the date of expiration of the term of the Company (the “Maturity Date”). As the payee of the Target Extension Notes, the Target, has the right, but not the obligation, to convert the Target Extension Notes, in whole or in part, respectively, into private units (the “Extension Units”) of the Company, each consisting of one Ordinary Share, one warrant, and one right to receive one-tenth (1/10) of one Ordinary Share upon the consummation of its initial Business Combination. The number of Extension Units to be received by the payees in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such payee by (y) $10.00. At Maturity Date, any overdue amounts shall accrue default interest at a rate per annum equal to the interest rate which is the prevailing short term United States Treasury Bill rate, from the date on which such payment is due until the day on which all sums due are received by the Target.

As of March 31, 2024 and December 31, 2023, the Company had borrowings of $410,000 and $210,000 under the Target Extension Notes from the Target, respectively.

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

As of March 31, 2024 and December 31, 2023, the Company had borrowings of 70,000, under the Sponsor Extension Note from the Sponsor.

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

As of March 31, 2024 and December 31, 2023, the Company had no borrowings under the working capital loans.

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

As of March 31, 2024 and December 31, 2023, there were 2,310,750 and 2,310,750 ordinary shares issued and outstanding, excluding 5,521,640 and 6,337,221 shares subject to possible redemption, respectively.

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

As of March 31, 2024 and December 31, 2023, 6,900,000 public warrants were outstanding. Substantially concurrently with the closing of the IPO, the Company issued 385,750 private warrants to the Sponsor included in the Private Placement Units. As of March 31, 2024 and December 31, 2023, there were 385,750 private warrants issued and outstanding. The Company will account for warrants as equity instruments in accordance with ASC 815, Derivatives and Hedging, based on the specific terms of the warrant agreement.

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

On April 12, 2024, the Company issued an unsecured promissory note in the principal amount of $300,000 to the Sponsor (the “Sponsor Note”). The proceeds of the Sponsor Note, which may be drawn down from time to time until the Company consummates its initial Business Combination, will be used for general working capital purposes.

On April 23, 2024, an aggregate of $60,000 of the New Extension Fee was deposited into the Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination by one month from April 27, 2024 to May 27, 2024. The payment of the Monthly Extension Fee was made by the Target pursuant to the Non-binding LOI. The Company issued a Target Extension Note in the aggregate principal amount of $ 60,000 to the Target in connection with the payment of the Monthly Extension Fee on April 23, 2024.

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

Recent Developments

March 2024 Shareholder Meeting

We previously had until March 27, 2024 to consummate an initial business combination. On March 22, 2024, the Company held an extraordinary general meeting of shareholders (the “2024 Shareholder Meeting”), where the shareholders of the Company approved various proposals, including to amend Articles 48.7 and 48.8 of the Company’s Amended and Restated Memorandum and Articles of Association  to provide that the Company must (i) consummate a business combination, or (ii) cease its operations except for the purpose of winding up if it fails to complete such business combination and redeem or repurchase 100% of the Company’s public shares included as part of the public units issued in the Company’s initial public offering, by March 27, 2024, and if the Company does not consummate a business combination by March 27, 2024, it may be extended up to nine times, each by a one-month extension (the “Monthly Extension”), for a total of up to nine months to December 27, 2024, without the need for any further approval of the Company’s shareholders. For each Monthly Extension, Horizon Space Acquisition I Sponsor Corp., a Cayman Islands company and the Sponsor of the Company (the “Sponsor”) and/or its designee will deposit $60,000 for all remaining public shares into the Trust Account (the “Monthly Extension Fee”). In connection with 2024 Shareholder Meeting, 815,581 ordinary shares (the “Ordinary Shares”) of the Company were rendered for redemption, and approximately $8.86 million was released from the Trust Account to pay such redeeming shareholders.

Trust Agreement Amendments

At the 2024 Shareholder Meeting, the shareholders of the Company approved, among others, the Company to amend the Investment Management Trust Agreement dated December 21, 2022, (as the same may be amended, restated or supplemented, the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”), to provide that the Trustee must commence liquidation of the Trust Account by March 27, 2024, or, if further extended by up to nine Monthly Extensions, up to December 27, 2024. Upon the shareholders’ approval, on March 22, 2024, the Company and the Trustee entered into the amendment to the Trust Agreement, pursuant to which the Monthly Extension Fee is $60,000 for each Monthly Extension.

Extensions and Extension Notes

On October 17, 2023, the Company entered into a non-binding Letter of Intent (the “LOI”) with Shenzhen Squirrel Enlivened Media Group Co. Ltd (“Shenzhen Squirrel”) in connection with a potential business combination with Shenzhen Squirrel. Notwithstanding the issuance of the Shenzhen Squirrel Extension Note and the non-binding LOI, the Company has not entered into any definitive agreements, for the purpose of effecting into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities.

On April 23, 2024, an aggregate of $60,000 of the Monthly Extension Fee was deposited into the Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial business combination by one month from April 27, 2024 to May 27, 2024 (the “Extension”). The payment of the Monthly Extension Fee was made by Shenzhen Squirrel, pursuant the LOI. The Company issued an unsecured promissory note in the aggregate principal amount of $60,000 (the “Note”) dated April 23, 2024 to Shenzhen Squirrel in connection with the payment of the Monthly Extension Fee.

Notwithstanding the issuance of the Note and the non-binding LOI, the Company has not entered into any definitive agreements, for the purpose of effecting into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities.

Working Capital Loans

On April 12, 2024, the Company issued an unsecured promissory note in the principal amount of $300,000 to the Sponsor (the “Sponsor Note,” together with the Extension Notes, collectively, the “Notes”). The proceeds of the Sponsor Note, which may be drawn down from time to time until the Company consummates its initial business combination, will be used for general working capital purposes.

The Notes bear no interest and are payable in full upon the earlier to occur of (i) the consummation of the Company’s business combination or (ii) the date of expiry of the term of the Company (the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Notes may be accelerated.

The payees of the Notes have the right, but not the obligation, to convert the Notes, in whole or in part, respectively, into private units (the “Conversion Units”) of the Company, each consisting of one Ordinary Share, one warrant, and one right to receive one-tenth (1/10) of one Ordinary Share upon the consummation of a business combination, as described in the prospectus of the Company (File No: 333-268578), by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the business combination. The number of Conversion Units to be received by the payees in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the payees by (y) $10.00.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our activities from inception through March 31, 2024 involved mainly searching for a suitable target for our initial business combination. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the three months ended March 31, 2024, we had net income of $733,464 which consisted of interest and dividend income of $881,123 on investments held in Trust Account which was offset by operating costs of $147,659.

For the three months ended March 31, 2023, we had net income of $698,720 which consisted of unrealized gain of $816,136 on investments held in Trust Account which was offset by operating costs of $117,416.

Liquidity and Capital Resources

For the three months ended March 31, 2024, cash used in operating activities was $190,172. As of March 31, 2024, we had cash of $93,109 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem the ordinary shares. As of March 31, 2024, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

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

As of March 31, 2024, we had cash of $93,109 and working capital deficiency of $462,469. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. Our management’s plan in addressing this uncertainty is through the funds loaned from our Sponsor, officers, directors or their affiliates. In addition, if we are unable to complete a business combination by December 27, 2024 (if extended) (the “Combination Period”), our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a business combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about our ability to continue as a going concern. Our financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2024, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Investments Held in Trust Account

At March 31, 2024, assets held in the Trust Account was $60,163,810. Substantially all of the assets held in the Trust Account were held in mutual funds. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividend income on investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

At March 31, 2024 and December 31, 2023, the assets held in the Trust Account were substantially held in mutual funds and U.S. Treasury securities, respectively. All of the Company’s investments held in the Trust Account are classified as trading securities.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. We have identified Cayman Islands as its only “major” tax jurisdiction, as defined. Based on our evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Since we were incorporated on June 14, 2022, the evaluation was performed for both 2022 and 2023 tax year which will be the only period subject to examination. We believe that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Our policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued a new standard (ASU 2020-06) to reduce the complexity of accounting for convertible debt and other equity-linked instruments. For certain convertible debt instruments with a cash conversion feature, the changes are a trade-off between simplifications in the accounting model (no separation of an “equity” component to impute a market interest rate, and simpler analysis of embedded equity features) and a potentially adverse impact to diluted earnings per share by requiring the use of the if-converted method. The new standard will also impact other financial instruments commonly issued by both public and private companies. For example, the separation model for beneficial conversion features is eliminated simplifying the analysis for issuers of convertible debt and convertible preferred stock. Also, certain specific requirements to achieve equity classification and/or qualify for the derivative scope exception for contracts indexed to an entity’s own equity are removed, enabling more freestanding instruments and embedded features to avoid mark-to-market accounting. The new standard is effective for companies that are SEC filers (except for smaller reporting companies) for fiscal years beginning after December 15, 2021 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The adoption of ASU 2020-06 on January 1, 2024 did not have a material effect on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2024, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer who also serves as our principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

From January 1, 2024 to the date hereof, the Company issued a total of four (4) Extension Notes to Shenzhen Squirrel in the total principal amount of $260,000 on January 23, 2024, February 27, 2024, March 26, 2024 and April 23, 2024. The proceeds of the Extension Notes were deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial business combination up to May 27, 2024. As of the date hereof, the Company has issued the Extension Notes in the aggregate principal amount of $840,000.

On April 12, 2024, the Company issued the Sponsor Note to the Sponsor in the principal amount of $300,000, which may be drawn down from time to time until the Company consummates its initial business combination, for general working capital purposes.

The information of the Notes contained under Item 2 of Part I above is incorporated herein by reference in response to this item. The issuance of the Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1

Amended and Restated Memorandum and Articles of Associate, dated September 25, 2023. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2023).

3.2

Special Resolution of the Shareholders of the Company to amend the Amended and Restated Memorandum and Articles of Association dated September 25, 2023. (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on September 27, 2023).

3.3

Special Resolution of the Shareholders of the Company to amend the Amended and Restated Memorandum and Articles of Association dated March 22, 2024. (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on March 27, 2024).

10.1

Extension Promissory Note, dated January 23, 2024, issued by the Company to Shenzhen Squirrel Enlivened Media Group Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on January 26, 2024).

10.2

Extension Promissory Note, dated February 27, 2024, issued by the Company to Shenzhen Squirrel Enlivened Media Group Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on February 28, 2024).

10.3

Amendment to the Investment Management Trust Agreement dated March 22, 2024, between the Company and Continental Stock Transfer & Trust Company. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on March 27, 2024).

10.4

Extension Promissory Note, dated March 26, 2024, issued by the Company to Shenzhen Squirrel Enlivened Media Group Co. Ltd. (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on March 27, 2024).

10.5

Sponsor Promissory Note, dated April 12, 2024, issued by the Company to Shenzhen Squirrel Enlivened Media Group Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on April 15, 2024).

10.6

Extension Promissory Note, dated April 23, 2024, issued by the Company to Shenzhen Squirrel Enlivened Media Group Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on April 26, 2024).

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

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON SPACE ACQUISITION I CORP.

Date: May 13, 2024	By:	/s/ Mingyu (Michael) Li
Mingyu (Michael) Li
Chief Executive Officer, Chief Financial Officer, Chairman and Secretary (Principal Executive Officer, Principal Financial Officer and Accounting Officer)

