Form 10-Q
period 2024-06-30
Horizon Space Acquisition I Corp.
filed 2024-08-09
CIK 1946021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

HORIZON SPACE ACQUISITION I CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HORIZON SPACE ACQUISITION I CORP

BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$21,876	$283,281
Prepaid expenses	60,389	15,627
Total current assets	82,265	298,908

Investments held in Trust Account	61,128,031	67,946,855
Total Assets	$61,210,296	$68,245,763

Liabilities, Temporary Equity, and Shareholders' Deficit
Current liabilities:
Promissory notes	$590,000	$210,000
Extension loan - related party	70,000	70,000
Working Capital Loan- related party	200,000	-
Accounts payable and accrued expenses	19,743	133,718
Total current liabilities	879,743	413,718

Deferred underwriters' discount	2,415,000	2,415,000
Total Liabilities	3,294,743	2,828,718

Commitments and Contingencies

Ordinary shares subject to possible redemption,5,521,640 and 6,337,221 shares at redemption value of $11.071 and $10.722 per share as of June 30, 2024 and December 31, 2023, respectively	61,128,031	67,946,855

Shareholders' Deficit:
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding
Ordinary shares, $0.0001 par value, 490,000,000 shares authorized, 2,310,750 shares issued and outstanding as of June 30, 2024 and December 31, 2023 (excluding 5,521,640 and 6,337,221 shares subject to possible redemption, respectively)	231	231
Additional paid-in capital	-	-
Accumulated deficit	(3,212,709)	(2,530,041)
Total Shareholders' Deficit	(3,212,478)	(2,529,810)
Total Liabilities, Temporary Equity, and Shareholders' Deficit	$61,210,296	$68,245,763

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION I CORP

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023

Formation and operating costs	$155,009	$67,642	$302,668	$185,058
Loss from operations	(155,009)	(67,642)	(302,668)	(185,058)

Other income
Interest and dividend income on investments held in Trust	784,220	824,928	1,665,343	1,641,064

Net Income	$629,211	$757,286	$1,362,675	$1,456,006

Basic and diluted weighted average redeemable ordinary shares outstanding	5,521,640	6,900,000	5,911,506	6,900,000
Basic and diluted net income per redeemable ordinary shares	$0.13	$0.11	$0.26	$0.22

Basic and diluted weighted average non-redeemable ordinary shares outstanding	2,310,750	2,310,750	2,310,750	2,310,750
Basic and diluted net loss per non-redeemable ordinary share	$(0.04)	$(0.01)	$(0.08)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION I CORP
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	For the Six Months Ended June 30, 2024

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2023 (Audited)	2,310,750	$231	$-	$(2,530,041)	$(2,529,810)
Accretion of carrying value to redemption value	-	-	-	(1,081,123)	(1,081,123)
Net Income	-	-	-	733,464	733,464
Balance as of March 31, 2024 (Unaudited)	2,310,750	231	-	(2,877,700)	(2,877,469)
Accretion of carrying value to redemption value	-	-	-	(964,220)	(964,220)
Net Income	-	-	-	629,211	629,211
Balance as of June 30, 2024 (Unaudited)	2,310,750	$231	$-	$(3,212,709)	$(3,212,478)

	For the Six Months Ended June 30, 2023

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2022 (Audited)	2,310,750	$231	$-	$(1,744,886)	$(1,744,655)
Accretion of carrying value to redemption value			-	(816,136)	(816,136)
Net Income	-	-	-	698,720	698,720
Balance as of March 31, 2023 (Unaudited)	2,310,750	231	-	(1,862,302)	(1,862,071)
Accretion of carrying value to redemption value	-	-	-	(824,928)	(824,928)
Offering cost	-	-	-	(45,000)	(45,000)
Net income	-	-	-	757,286	757,286
Balance as of June 30, 2023 (Unaudited)	2,310,750	$231	$-	$(1,974,944)	$(1,974,713)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION I CORP
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023

Cash Flows from Operating Activities:
Net income	$1,362,675	$1,456,006
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(1,665,343)	(1,641,064)
Changes in operating assets and liabilities:		-
Prepaid expenses	(44,762)	13,406
Non-current prepaid expenses	-	19,716
Accounts payable and accrued expenses	(113,975)	(34,842)
Net Cash Used in Operating Activities	(461,405)	(186,778)

Cash Flows from Investing Activities:
Proceeds from sale of investments in the Trust Account	8,864,167	71,861,915
Purchase of investments in the Trust Account	-	(71,861,915)
Monthly extension fee deposited into Trust Account	(380,000)	-
Net Cash Provided by Investing Activities	8,484,167	-

Cash Flows from Financing Activities:
Ordinary shares redemption	(8,864,167)	-
Proceeds from working Capital loan - Related party	200,000	-
Proceeds from promissory notes	380,000	-
Net Cash Used in Financing Activities	(8,284,167)	-

Net Change in Cash	(261,405)	(186,778)

Cash, beginning of period	283,281	561,406
Cash, end of year	$21,876	$374,628

Supplemental Disclosure of Cash Flow Information:
Offering costs included in accrued expenses	$-	$45,000
Subsequent accretion of carrying value of public shares to redemption value	$(2,045,343)	$(1,641,064)

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

As of June 30, 2024 and December 31, 2023, the Company had not commenced any operations. For the period from June 14, 2022 (inception) through June 30, 2024, the Company’s efforts have been limited to organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for an initial business combination.  The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and dividend income from the proceeds derived from the IPO (as defined below).

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

Following the closing of the IPO and the issuance and the sale of Private Placement Units on December 27, 2022, $70,207,500 ($10.175 per Public Unit) from the net proceeds of the sale of the Public Units in the IPO and the sale of Private Placement Units was placed into a U.S.-based trust account with Continental Stock Transfer & Trust Company (the “Trust Account”), acting as trustee, and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to pay the Company’s tax obligations, the proceeds from the IPO and the sale of the Private Placement Unit that are deposited in the Trust Account will not be released from the Trust Account until the earliest to occur of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination by September 27, 2023 (or up to March 27, 2024 if the Company extends the period of time to consummate a Business Combination) (the “Combination Period”), provided that Horizon Space Acquisition I Sponsor Corp., a Cayman Islands company (the “Sponsor”) or designee must deposit into the Trust Account for each three months extension $690,000 ($0.10 per unit) (the “Original Extension Fee”), up to an aggregate of $1,380,000, on or prior to the date of the applicable deadline, or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity and (c) the redemption of the public shares if the Company is unable to complete the Business Combination by the Combination Period. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

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

On March 22, 2024, the Company held an extraordinary general meeting of shareholders (the “2024 Extraordinary Meeting”) where the shareholders of the Company approved various proposals, including to amend its amended and restated memorandum and articles of association to provide that the Company has until March 27, 2024 to complete a Business Combination and may elect to extend the period to consummate a Business Combination up to nine times, each by an additional monthly extension (the “Monthly Extension”), for a total up to nine months to December 27, 2024. For each Monthly Extension, the Sponsor and/or its designee will deposit $60,000 for all remaining public shares into the Trust Account (the “New Extension Fee” and together with the Original Extension Fee, the “Extension Fee”). In connection with 2024 Extraordinary Meeting, the Company redeemed a total of 815,581 ordinary shares and approximately $8.86 million was released from the Trust Account to pay such redeeming shareholders upon the completion of the redemption.

From September 2023 to December 2023, an aggregate of $280,000 Extension Fee had been deposited into the Trust Account, among which $70,000 was made by the Sponsor and $210,000 was made by Shenzhen Squirrel Enlivened Media Group Co. Ltd (“Shenzhen Squirrel”), respectively. The Company issued the Sponsor Extension Note (as defined below) to the Sponsor and three unsecured promissory notes to Shenzhen Squirrel (the “Target Extension Notes” and together with the Sponsor Extension Note, collectively, the “Extension Notes”), respectively, in connection with their payment for the Extension Fees.

From January 2024 to June 2024, six Extension Fee in a total of $380,000 were deposited into the Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial business combination by July 27, 2024 (the “Extension”). The six payments of Extension Fee were made by Shenzhen Squirrel, pursuant a non-binding letter of intent entered into by and between the Company and Shenzhen Squirrel on October 17, 2023, in connection with a potential business combination with Shenzhen Squirrel, as amended (the “LOI”).  . From January 2024 to June 2024, the Company issued six Target Extension Notes to Shenzhen Squirrel in connection with the payment of the Extension Fee.

Horizon Space Acquisition I Corp.

Notes To Financial Statements

On July 25, 2024, an aggregate of $60,000 of the Extension Fee was deposited into the Trust Account for public shareholders, as a result of which, the Company currently has until August 27, 2024 to consummation its initial business combination. The payment of the Extension Fee was made by Shenzhen Squirrel pursuant to the LOI. The Company issued a Target Extension Note, in the aggregate principal amount of $60,000 dated July 29, 2024 to Shenzhen Squirrel in connection with the payment of the Extension Fee.

Going Concern Consideration

As of June 30, 2024, the Company had cash of $21,876 and a working capital deficit of $797,478.

The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $389,200.

The Company’s cash and working capital as of June 30, 2024, are not sufficient to complete its planned activities to consummate a Business Combination for the upcoming year. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Horizon Space Acquisition I Corp.

Notes To Financial Statements

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $21,876 and $283,281  in cash and did not have any cash equivalents as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, $0 and $33,281, respectively, was over the Federal Deposit Insurance Corporation (FDIC) limit.

Furthermore, recent bank failures, non-performance, or other adverse developments that affect financial institutions could impair the ability of one or more of the banks participating in the credit facility from honoring their commitments. Such events could have a material adverse effect on the Company’s financial condition or results of operations.

Investments Held in Trust Account

At June 30, 2024 and December 31, 2023, the assets held in the Trust Account were substantially held in mutual funds. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Interest and dividend income earned from investments held in Trust Account and gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividend income on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Income earned on these investments will be fully reinvested into the investments held in the Trust Account and therefore considered as an adjustment to reconcile net income (loss) to net cash used in operating activities in the condensed statements of cash flows. Such income reinvested will be used to redeem all or a portion of the ordinary shares upon the completion of Business Combination. For the six months ended June 30, 2024 and 2023, there were $1,665,343 and $1,641,064 of interest and dividend income recognized, respectively.

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

Horizon Space Acquisition I Corp.

Notes To Financial Statements

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2024 and December 31, 2023, 5,521,640 and 6,337,221 ordinary shares subject to possible redemption are presented at redemption value of $11.071 and $10.722 per share, respectively, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less interest and dividend income and unrealized gain or loss on investments in the Trust Account less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. The conversion feature of promissory note should be considered based on ASU 2020-06. However, the conversion features do not have impact to earnings per share calculation, because company suffered loss in private share as of June 30, 2024 and 2023. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Net income	$629,211	$757,286	$1,362,675	$1,456,006
Accretion of carrying value to redemption value	(964,220)	(824,928)	(2,045,343)	(1,641,064)
Net loss including accretion of carrying value of Redemption value	$(335,009)	$(67,642)	$(682,668)	$(185,058)

Horizon Space Acquisition I Corp.

Notes To Financial Statements

	For the Three Months Ended		For the Three Months Ended
	June 30, 2024		June 30, 2023
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(236,173)	$(98,836)	$(50,672)	$(16,970)
Accretion of carrying value to redemption value	964,220	-	824,928	-
Allocation of net income/(loss)	$728,047	$(98,836)	$774,256	$(16,970)

Denominators:
Weighted-average shares outstanding	5,521,640	2,310,750	6,900,000	2,310,750
Basic and diluted net income/ (loss) per share	$0.13	$(0.04)	$0.11	$(0.01)

	For the Six Months Ended		For the Six Months Ended
	June 30, 2024		June 30, 2023
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(490,813)	$(191,854)	$(138,631)	$(46,426)
Accretion of carrying value to redemption value	2,045,343	-	1,641,064	-
Allocation of net income/(loss)	$1,554,530	$(191,854)	$1,502,433	$(46,426)

Denominators:
Weighted-average shares outstanding	5,911,506	2,310,750	6,900,000	2,310,750
Basic and diluted net income/ (loss) per share	$0.26	$(0.08)	$0.22	$(0.02)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2024 and December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Horizon Space Acquisition I Corp.

Notes To Financial Statements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

At June 30, 2024 and December 31, 2023, the assets held in the Trust Account are invested in the BlackRock Liquidity Treasury Trust Fund, a money market mutual fund. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	June 30, 2024		December 31, 2023
	Level	Investment	Level	Investment

Assets:
Investments held in Trust Account	1	61,128,031	1	67,946,855
Total		$61,128,031		$67,946,855

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

Income earned from U.S. debt obligations held in the Trust Account is intended to qualify for the portfolio income exemption or otherwise be exempt from U.S. withholding taxes. Furthermore, shareholders of the Company’s shares may be subject to tax in their respective jurisdictions based on applicable law, for instance, United States persons may be subject to tax on amounts deemed received depending on whether the Company is a passive foreign investment company and whether U.S. persons have made any applicable tax elections permitted under applicable law. The provision for income taxes was deemed to be immaterial for the six months ended June 30, 2024 and 2023.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

Horizon Space Acquisition I Corp.

Notes To Financial Statements

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

As of June 30, 2024 and December 31, 2023, the amounts of ordinary shares reflected on the condensed balance sheets are reconciled in the following table.

Ordinary shares subject to possible redemption, December 31, 2022	$70,220,851
Less:
Redemptions	(5,925,184)
Amount transferred to operating account	(100,000)
Plus:
Subsequent accretion of carrying value to redemption value	3,471,188
Monthly extension fees deposited	280,000
Ordinary shares subject to possible redemption, December 31, 2023	67,946,855
Less:
Redemptions	(8,864,167)
Plus:
Subsequent accretion of carrying value to redemption value	1,665,343
Monthly extension fees deposited	380,000
Ordinary shares subject to possible redemption, June 30, 2024	$61,128,031

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

Note 5 — Promissory Notes

Pursuant to the LOI entered into by and between the Company and Shenzhen Squirrel, Shenzhen Squirrel has agreed to deposit the agreed reasonable amount into the Company’s Trust Account in order to effectuate the extension of the Company’s deadline to consummate a Business Combination. Shenzhen Squirrel had deposited a total of six Extension Fees, including two payments for the Original Extension Fee each in the amount of $70,000 from January through February 2024 and four payments for the New Extension Fee each in the amount of $60,000 from March through June 2024, or an aggregate of $380,000, into the Trust Account of the Company to extend the deadline for the Company to complete the Business Combination contemplated therein by July 27, 2024. Each payment for the Extension Fees from Shenzhen Squirrel was evidenced by one Target Extension Note issued by the Company to Shenzhen Squirrel.

The Target Extension Notes bear no interest and are payable in full upon the earlier to occur of (i) the consummation of the Company’s initial Business Combination or (ii) the date of expiration of the term of the Company (the “Maturity Date”). As the payee of the Target Extension Notes, Shenzhen Squirrel, has the right, but not the obligation, to convert the Target Extension Notes, in whole or in part, respectively, into the Extension Units of the Company, each consisting of one ordinary share, one warrant, and one right to receive one-tenth (1/10) of one ordinary share upon the consummation of its initial Business Combination. The number of Extension Units to be received by the payees in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such payee by (y) $10.00. At Maturity Date, any overdue amounts shall accrue default interest at a rate per annum equal to the interest rate which is the prevailing short term United States Treasury Bill rate, from the date on which such payment is due until the day on which all sums due are received by Shenzhen Squirrel.

As of June 30, 2024 and December 31, 2023, the Company had borrowings of $590,000 and $210,000 under the Target Extension Notes from Shenzhen Squirrel, respectively.

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

Promissory notes — Related Party

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

On September 26, 2023, in connection with the payment of the Extension Fee, the Company issued an unsecured promissory note in the principal amount of $70,000 to the Sponsor (the “Sponsor Extension Note”).

As of June 30, 2024 and December 31, 2023, the Company had borrowings of 70,000, under the Sponsor Extension Note from the Sponsor.

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

On April 12, 2024, the Company issued an unsecured promissory note in the principal amount of $300,000 to the Sponsor (the “Sponsor Note,” together with the Extension Notes, collectively, the “Notes”). The proceeds of the Sponsor Note, which may be drawn down from time to time until the Company consummates its initial business combination, will be used for general working capital purposes. The Notes bear no interest and are payable in full upon the Maturity Date. The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Notes may be accelerated. The payees of the Notes have the right, but not the obligation, to convert the Notes, in whole or in part, respectively, into the Conversion Units of the Company, each consisting of one ordinary share, one warrant, and one right to receive one-tenth (1/10) of one ordinary share upon the consummation of a business combination. The number of Conversion Units to be received by the payees in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the payees by (y) $10.00.

 As of June 30, 2024 and December 31, 2023, the Company had $200,000 and $0 borrowings under the working capital loans.

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

Horizon Space Acquisition I Corp.

Notes To Financial Statements

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

As of June 30, 2024 and December 31, 2023, there were 2,310,750 and 2,310,750 ordinary shares issued and outstanding, excluding 5,521,640 and 6,337,221 shares subject to possible redemption, respectively.

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

As of June 30, 2024 and December 31, 2023, 6,900,000 public warrants were outstanding. Substantially concurrently with the closing of the IPO, the Company issued 385,750 private warrants to the Sponsor included in the Private Placement Units. As of June 30, 2024 and December 31, 2023, there were 385,750 private warrants issued and outstanding. The Company will account for warrants as equity instruments in accordance with ASC 815, Derivatives and Hedging, based on the specific terms of the warrant agreement.

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

On July 25, 2024, an aggregate of $60,000 of the New Extension Fee was deposited into the Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination by one month from July 27, 2024 to August 27, 2024. The payment of the Extension Fee was made by Shenzhen Squirrel pursuant to the LOI. The Company issued a Target Extension Note in the aggregate principal amount of $60,000 to Shenzhen Squirrel in connection with the payment of the Extension Fee on July 29, 2024.

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

Commencing on or about January 26, 2023, the holders of the Public Units may select to separately trade the Ordinary Shares, Warrants, and Rights included in the Public Units. The Ordinary Shares, Warrants, and Rights are traded on the Nasdaq Global Market (“Nasdaq”) under the symbols “HSPO,” “HSPOW,” and “HSPOR”, respectively. Public Units not separated will continue to trade on Nasdaq under the symbol “HSPOU.”

Recent Developments

Extensions and Extension Notes

Pursuant to the Company’s Amended and Restated Memorandum and Articles of Association, the Company must (i) consummate a business combination, or (ii) cease its operations except for the purpose of winding up if it fails to complete such business combination and redeem or repurchase 100% of the Company’s public shares included as part of the public units issued in the Company’s initial public offering, by March 27, 2024, and if the Company does not consummate a business combination by March 27, 2024, it may be extended up to nine times, each by a one-month extension (the “Monthly Extension”), for a total of up to nine months to December 27, 2024, without the need for any further approval of the Company’s shareholders. For each Monthly Extension, Horizon Space Acquisition I Sponsor Corp., a Cayman Islands company and the Sponsor of the Company (the “Sponsor”) and/or its designee will deposit $60,000 for all remaining public shares into the Trust Account (the “Monthly Extension Fee”). Currently, the Company has until August 27, 2024 to complete its initial business combination.

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

From January 2024 to June 2024, six Monthly Extension Fees in a total of $380,000 were deposited into the Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial business combination by July 27, 2024. On July 25, 2024, one Monthly Extension Fee was deposited into the Trust Account for public shareholders, as a result of which, the Company currently has until August 27, 2024 to consummation its initial business combination. The payment of the Monthly Extension Fees was made by Shenzhen Squirrel pursuant to the LOI. As a result, the Company issued seven unsecured promissory notes to Shenzhen Squirrel in connection with the payment for the Monthly Extension Fee (the “Extension Notes”). Currently, the Company has until August 27, 2024 to consummate its initial business combination.

Notwithstanding the issuance of the Notes and the non-binding LOI, the Company has not entered into any definitive agreements, for the purpose of effecting into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our activities from inception through June 30, 2024 involved mainly searching for a suitable target for our initial business combination and to facilitate the consummation of the business combination with Shenzhen Squirrel. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the three months ended June 30, 2024, we had a net income of $629,211 which consisted of interest and dividend income of $784,220 on investments held in Trust Account which was offset by operating cost of $155,009.

For the three months ended June 30, 2023, we had a net income of $757,286 which consisted of interest and dividend income of $824,928 on investments held in Trust Account which was offset by operating cost of $67,642.

For the six months ended June 30, 2024, we had a net income of $1,362,675 which consisted of interest and dividend income of $1,665,343 on investments held in Trust Account which was offset by operating cost of $302,668.

For the six months ended June 30, 2023, we had a net income of $1,456,006 which consisted of interest and dividend income of $1,641,064 on investments held in Trust Account which was offset by operating cost of $185,058.

Liquidity and Capital Resources

For the six months ended June 30, 2024, cash used in operating activities was $461,405. As of June 30, 2024, we had cash of $21,876 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem the ordinary shares. As of June 30, 2024, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

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

As of June 30, 2024, we had cash of $21,876 and working capital deficiency of $797,478. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. Our management’s plan in addressing this uncertainty is through the funds loaned from our Sponsor, officers, directors or their affiliates. In addition, if we are unable to complete a business combination by December 27, 2024 (if extended) (the “Combination Period”), our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a business combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about our ability to continue as a going concern. Our financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2024, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

On April 12, 2024, the Company issued an unsecured promissory note in the principal amount of $300,000 to the Sponsor (the “Sponsor Note,” together with the Extension Notes, collectively, the “Notes”). The proceeds of the Sponsor Note, which may be drawn down from time to time until the Company consummates its initial business combination, will be used for general working capital purposes. The Notes bear no interest and are payable in full upon the earlier to occur of (i) the consummation of the Company’s business combination or (ii) the date of expiry of the term of the Company (the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Notes may be accelerated. The payees of the Notes have the right, but not the obligation, to convert the Notes, in whole or in part, respectively, into private units (the “Conversion Units”) of the Company, each consisting of one Ordinary Share, one warrant, and one right to receive one-tenth (1/10) of one Ordinary Share upon the consummation of a business combination. The number of Conversion Units to be received by the payees in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the payees by (y) $10.00.

Critical Accounting Estimates

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The Company does not have any critical accounting estimates.

Investments Held in Trust Account

At June 30, 2024, assets held in the Trust Account was $61,128,031. Substantially all of the assets held in the Trust Account were held in mutual funds. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividend income on investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

At June 30, 2024 and December 31, 2023, the assets held in the Trust Account were substantially held in mutual funds and U.S. Treasury securities, respectively. All of the Company’s investments held in the Trust Account are classified as trading securities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer who also serves as our principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

From January 1, 2024 to the date hereof, the Company issued a total of seven (7) Extension Notes to Shenzhen Squirrel in the total principal amount of $440,000. The proceeds of the Extension Notes were deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial business combination up to August 27, 2024. As of the date hereof, the Company has issued the Extension Notes in the aggregate principal amount of $720,000.

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

10.2

Extension Promissory Note, dated April 23, 2024, issued by the Company to Shenzhen Squirrel Enlivened Media Group Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on April 26, 2024).

10.3

Extension Promissory Note, dated May 27, 2024, issued by the Company to Shenzhen Squirrel Enlivened Media Group Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on May 28, 2024).

10.4

Extension Promissory Note, dated June 27, 2024, issued by the Company to Shenzhen Squirrel Enlivened Media Group Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on June 28, 2024).

10.5

Extension Promissory Note, dated July 29, 2024, issued by the Company to Shenzhen Squirrel Enlivened Media Group Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on July 30, 2024).

31.1*

Certification of Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**

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

* Filed herewith.

** Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON SPACE ACQUISITION I CORP.

Date: August 9, 2024	By:	/s/ Mingyu (Michael) Li
Mingyu (Michael) Li
Chief Executive Officer, Chief Financial Officer, Chairman and Secretary (Principal Executive Officer, Principal Financial Officer and Accounting Officer)

