Form 10-Q
period 2024-09-30
Horizon Space Acquisition I Corp.
filed 2024-11-14
CIK 1946021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

HORIZON SPACE ACQUISITION I CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HORIZON SPACE ACQUISITION I CORP

BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$128,169	$283,281
Prepaid expenses	20,251	15,627
Total current assets	148,420	298,908

Investments held in Trust Account	62,103,769	67,946,855
Total Assets	$62,252,189	$68,245,763

Liabilities, Temporary Equity, and Shareholders' Deficit
Current liabilities:
Promissory notes	$770,000	$210,000
Extension loan - related party	70,000	70,000
Working Capital Loan- related party	500,000	-
Accounts payable and accrued expenses	285,244	133,718
Total current liabilities	1,625,244	413,718

Deferred underwriters' discount	2,415,000	2,415,000
Total Liabilities	4,040,244	2,828,718

Commitments and Contingencies

Ordinary shares subject to possible redemption,5,521,640 and 6,337,221 shares at redemption value of $11.247 and $10.722 per share as of September 30, 2024 and December 31, 2023, respectively	62,103,769	67,946,855

Shareholders' Deficit:
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding
Ordinary shares, $0.0001 par value, 490,000,000 shares authorized, 2,310,750 shares issued and outstanding as of September 30, 2024 and December 31, 2023 (excluding 5,521,640 and 6,337,221 shares subject to possible redemption, respectively)	231	231
Additional paid-in capital	-	-
Accumulated deficit	(3,892,055)	(2,530,041)
Total Shareholders' Deficit	(3,891,824)	(2,529,810)
Total Liabilities, Temporary Equity, and Shareholders' Deficit	$62,252,189	$68,245,763

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION I CORP

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023

Formation and operating costs	$499,346	$142,180	$802,014	$327,238
Loss from operations	(499,346)	(142,180)	(802,014)	(327,238)

Other income
Interest and dividend income on investments held in Trust	795,738	936,211	2,461,081	2,577,275

Net Income	$296,392	$794,031	$1,659,067	$2,250,037

Basic and diluted weighted average redeemable ordinary shares outstanding	5,521,640	6,900,000	5,780,602	6,900,000
Basic and diluted net income per redeemable ordinary shares	$0.09	$0.12	$0.35	$0.34

Basic and diluted weighted average non-redeemable ordinary shares outstanding	2,310,750	2,310,750	2,310,750	2,310,750
Basic and diluted net loss per non-redeemable ordinary share	$(0.09)	$(0.02)	$(0.17)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION I CORP

 STATEMENTS OF CHANGES IN SHAREHOLDERS'  DEFICIT

	For the Nine Months Ended September 30, 2024
			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023 (Audited)	2,310,750	$231	$-	$(2,530,041)	$(2,529,810)
Accretion of carrying value to redemption value	-	-	-	(1,081,123)	(1,081,123)
Net Income	-	-	-	733,464	733,464
Balance as of March 31, 2024 (Unaudited)	2,310,750	231	-	(2,877,700)	(2,877,469)
Accretion of carrying value to redemption value	-	-	-	(964,220)	(964,220)
Net Income	-	-	-	629,211	629,211
Balance as of June 30, 2024 (Unaudited)	2,310,750	$231	$-	$(3,212,709)	$(3,212,478)
Accretion of carrying value to redemption value	-	-	-	(975,738)	(975,738)
Net Income	-	-	-	296,392	296,392
Balance as of September 30, 2024 (Unaudited)	2,310,750	$231	$-	$(3,892,055)	$(3,891,824)

	For the Nine Months Ended September 30, 2023
			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022 (Audited)	2,310,750	$231	$-	$(1,744,886)	$(1,744,655)
Accretion of carrying value to redemption value			-	(816,136)	(816,136)
Net Income	-	-	-	698,720	698,720
Balance as of March 31, 2023 (Unaudited)	2,310,750	231	-	(1,862,302)	(1,862,071)
Accretion of carrying value to redemption value	-	-	-	(824,928)	(824,928)
Offering cost	-	-	-	(45,000)	(45,000)
Net income	-	-	-	757,286	757,286
Balance as of June 30, 2023 (Unaudited)	2,310,750	$231	$-	$(1,974,944)	$(1,974,713)
Accretion of carrying value to redemption value	-	-	-	(1,006,211)	(1,006,211)
Net income	-	-	-	794,031	794,031
Balance as of September 30, 2023 (Unaudited)	2,310,750	$231	$-	$(2,187,124)	$(2,186,893)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION I CORP

 STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023

Cash Flows from Operating Activities:
Net income	$1,659,067	$2,250,037
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(2,461,081)	(2,577,275)
Changes in operating assets and liabilities:		-
Prepaid expenses	(4,624)	60,922
Non-current prepaid expenses	-	19,716
Accounts payable and accrued expenses	151,526	(25,342)
Net Cash Used in Operating Activities	(655,112)	(271,942)

Cash Flows from Investing Activities:
Proceeds from sale of investments in the Trust Account	8,864,167	71,861,915
Purchase of investments in the Trust Account	-	(71,861,915)
Monthly extension fee deposited into Trust Account	(560,000)	-
Net Cash Provided by Investing Activities	8,304,167	-

Cash Flows from Financing Activities:
Ordinary shares redemption	(8,864,167)	-
Proceeds from working Capital loan - Related party	500,000	-
Proceeds from promissory notes	560,000	-
Net Cash Used in Financing Activities	(7,804,167)	-

Net Change in Cash	(155,112)	(271,942)

Cash, beginning of period	283,281	561,406
Cash, end of year	$128,169	$289,464

Supplemental Disclosure of Cash Flow Information:
Promissory notes - related party in connection with extension	$-	$70,000
Offering costs included in accrued expenses	$-	$45,000
Subsequent accretion of carrying value of public shares to redemption value	$(3,021,081)	$(2,647,275)

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

As of September 30, 2024 and December 31, 2023, the Company had not commenced any operations. For the period from June 14, 2022 (inception) through September 30, 2024, the Company’s efforts have been limited to organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for an initial Business Combination.  The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and dividend income from the proceeds derived from the IPO (as defined below).

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

From January 2024 to September 2024, nine Extension Fee in a total of $560,000 were deposited into the Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination by October 27, 2024 (the “Extension”). The nine payments of Extension Fee were made by Shenzhen Squirrel, pursuant a non-binding letter of intent entered into by and between the Company and Shenzhen Squirrel on October 17, 2023, in connection with a potential Business Combination with Shenzhen Squirrel, as amended (the “LOI”). From January 2024 to September 2024, the Company issued nine Target Extension Notes to Shenzhen Squirrel in connection with the payment of the Extension Fee.

On October 23, 2024, an aggregate of $60,000 of the Extension Fee was deposited into the Trust Account for public shareholders, as a result of which, the Company currently has until November 27, 2024 to consummation its initial Business Combination. The payment of the Extension Fee was made by Shenzhen Squirrel pursuant to the Business Combination Agreement (as defined below). The Company issued a Target Extension Note, in the aggregate principal amount of $60,000 dated October 24, 2024 to Shenzhen Squirrel in connection with the payment of the Extension Fee.

Horizon Space Acquisition I Corp.

Notes To Financial Statements

Business Combination Agreement

On September 16, 2024, the Company entered into an Agreement and Plan of Merger (the “Business Combination Agreement”) with Squirrel Enlivened Technology Co., Ltd, a Cayman Islands exempted company (“Squirrel HoldCo”), Squirrel Enlivened International Co., Ltd, a Cayman Islands exempted company and a wholly-owned subsidiary of Squirrel HoldCo (“Squirrel Cayman” or, upon and following the Reorganization, “Parent”), Squirrel Enlivened Overseas Co., Ltd, a Cayman Islands exempted company and a wholly-owned subsidiary of Squirrel Cayman (“Merger Sub”).

Squirrel HoldCo, through Shenzhen Squirrel Enlivened Media Group Co., Ltd, a limited liability company established under the laws of China (“Shenzhen Squirrel”), and Squirrel HoldCo’s other subsidiaries, is in the business of brand marketing and strategy consulting.

Pursuant to the Business Combination Agreement, among other things, (a) Squirrel HoldCo will merge with and into Squirrel Cayman in accordance with the Companies Act (As Revised) of the Cayman Islands (the “Cayman Companies Act”), whereupon the separate existence of Squirrel HoldCo will cease, and Squirrel Cayman will be the surviving company (the “Reorganization”), and (b) at least one (1) business day after the closing of the Reorganization (the “Reorganization Closing”), Merger Sub will merge with and into the Company in accordance with the Cayman Companies Act, whereupon the separate existence of Merger Sub will cease, and the Company will be the surviving company (the “Merger”). As a result of the Reorganization and the Merger, among other things, (a) all of the issued and outstanding securities of Squirrel HoldCo immediately prior to the filing of the plan of merger with respect to the Reorganization (the “Plan of Reorganization”) to the Registrar of Companies of the Cayman Islands, or such later time as may be specified in the Plan of Reorganization (the “Reorganization Effective Time”) shall no longer be outstanding and shall automatically be cancelled, in exchange for the right of the holders thereof to receive a certain number of securities of Squirrel Cayman as described below, and (b) all of the issued and outstanding securities of the Company immediately prior to the filing of the plan of merger with respect to the Merger (the “Plan of Merger”) to the Registrar of Companies of the Cayman Islands, or such later time as may be specified in the Plan of Merger (the “Merger Effective Time”) shall no longer be outstanding and shall automatically be cancelled, in exchange for the right of the holders thereof to receive substantially equivalent securities of Parent, in each case, upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with the provisions of the Cayman Companies Act and other applicable laws.

Pursuant to the Business Combination Agreement, each ordinary share of Squirrel HoldCo, par value $0.0001 per share (the “Squirrel HoldCo Ordinary Shares”) issued and outstanding immediately prior to the Reorganization Effective Time, subject to certain exceptions, shall be cancelled and automatically converted into the right to receive, without interest, such number of the newly issued shares of the ordinary shares of Parent, par value $0.0001 per share (the “Parent Ordinary Shares”) that is equal to a ratio, being equal to a fraction: (A) the numerator of which is $200,000,000 divided by $10.00 per share , and (B) the denominator of which is the total number of Squirrel HoldCo Ordinary Shares issued and outstanding immediately prior to the Reorganization Effective Time.

Going Concern Consideration

As of September 30, 2024, the Company had cash of $128,169 and a working capital deficit of $1,476,824.

The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $389,200.

The Company’s cash and working capital as of September 30, 2024, are not sufficient to complete its planned activities to consummate a Business Combination for the upcoming year. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Certain prior period balances have been reclassified to conform to the current period presentation. These reclassifications have no impacts on total assets, total liabilities or net income in the previously reported financial statements as of September 30, 2023 and for the three or nine months ended September 30, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $128,169 and $283,281 in cash and did not have any cash equivalents as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, $0 and $33,281, respectively, was over the Federal Deposit Insurance Corporation (FDIC) limit.

Furthermore, recent bank failures, non-performance, or other adverse developments that affect financial institutions could impair the ability of one or more of the banks participating in the credit facility from honoring their commitments. Such events could have a material adverse effect on the Company’s financial condition or results of operations.

Horizon Space Acquisition I Corp.

Notes To Financial Statements

Investments Held in Trust Account

At September 30, 2024 and December 31, 2023, the assets held in the Trust Account were substantially held in mutual funds. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Interest and dividend income earned from investments held in Trust Account and gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividend income on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Income earned on these investments will be fully reinvested into the investments held in the Trust Account and therefore considered as an adjustment to reconcile net income (loss) to net cash used in operating activities in the condensed statements of cash flows. Such income reinvested will be used to redeem all or a portion of the ordinary shares upon the completion of Business Combination. For the three months ended September 30, 2024 and 2023, there were $795,738 and $936,211 of interest and dividend income recognized, respectively. For the nine months ended September 30, 2024 and 2023, there were $2,461,081 and $2,577,275 of interest and dividend income recognized, respectively.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2024 and December 31, 2023, 5,521,640 and 6,337,221 ordinary shares subject to possible redemption are presented at redemption value of $11.247 and $10.722 per share, respectively, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

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

Horizon Space Acquisition I Corp.

Notes To Financial Statements

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less interest and dividend income and unrealized gain or loss on investments in the Trust Account less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. The conversion feature of promissory note should be considered based on ASU 2020-06. However, the conversion features do not have impact to earnings per share calculation, because company suffered loss in private share as of September 30, 2024 and 2023. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Net income	$296,392	$794,031	$1,659,067	$2,250,037
Accretion of carrying value to redemption value	(975,738)	(1,006,211)	(3,021,081)	(2,647,275)
Net loss including accretion of carrying value of Redemption value	$(679,346)	$(212,180)	$(1,362,014)	$(397,238)

	For the Three Months Ended		For the Three Months Ended
	September 30, 2024		September 30, 2023
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Ordinary	Ordinary	Ordinary	Ordinary
	Share	Share	Share	Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(478,922)	$(200,424)	$(158,949)	$(53,231)
Accretion of carrying value to redemption value	975,738	-	1,006,211	-
Allocation of net income/(loss)	$496,816	$(200,424)	$847,262	$(53,231)

Denominators:
Weighted-average shares outstanding	5,521,640	2,310,750	6,900,000	2,310,750
Basic and diluted net income/ (loss) per share	$0.09	$(0.09)	$0.12	$(0.02)

Horizon Space Acquisition I Corp.

Notes To Financial Statements

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2024		September 30, 2023
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Ordinary	Ordinary	Ordinary	Ordinary
	Share	Share	Share	Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(973,046)	$(388,968)	$(297,581)	$(99,657)
Accretion of carrying value to redemption value	3,021,081	-	2,647,275	-
Allocation of net income/(loss)	$2,048,035	$(388,968)	$2,349,694	$(99,657)

Denominators:
Weighted-average shares outstanding	5,780,602	2,310,750	6,900,000	2,310,750
Basic and diluted net income/ (loss) per share	$0.35	$(0.17)	$0.34	$(0.04)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2024 and December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

At September 30, 2024 and December 31, 2023, the assets held in the Trust Account are invested in the BlackRock Liquidity Treasury Trust Fund, a money market mutual fund. All of the Company’s investments held in the Trust Account are classified as trading securities.

Horizon Space Acquisition I Corp.

Notes To Financial Statements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	September 30, 2024		December 31, 2023
	Level	Investment	Level	Investment

Assets:
Investments held in Trust Account	1	62,103,769	1	67,946,855
Total		$62,103,769		$67,946,855

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

Income earned from U.S. debt obligations held in the Trust Account is intended to qualify for the portfolio income exemption or otherwise be exempt from U.S. withholding taxes. Furthermore, shareholders of the Company’s shares may be subject to tax in their respective jurisdictions based on applicable law, for instance, United States persons may be subject to tax on amounts deemed received depending on whether the Company is a passive foreign investment company and whether U.S. persons have made any applicable tax elections permitted under applicable law. The provision for income taxes was deemed to be immaterial for the nine months ended September 30, 2024 and 2023.

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

Horizon Space Acquisition I Corp.

Notes To Financial Statements

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

As of September 30, 2024 and December 31, 2023, the amounts of ordinary shares reflected on the condensed balance sheets are reconciled in the following table.

Ordinary shares subject to possible redemption, December 31, 2022	$70,220,851
Less:
Redemptions	(5,925,184)
Amount transferred to operating account	(100,000)
Plus:
Subsequent accretion of carrying value to redemption value	3,471,188
Monthly extension fees deposited	280,000
Ordinary shares subject to possible redemption, December 31, 2023	67,946,855
Less:
Redemptions	(8,864,167)
Plus:
Subsequent accretion of carrying value to redemption value	2,461,081
Monthly extension fees deposited	560,000
Ordinary shares subject to possible redemption, September 30, 2024	$62,103,769

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

Note 5 — Promissory Notes

Pursuant to the non-binding LOI and the Business Combination Agreement, PubCo has agreed to deposit the agreed reasonable amount into the Company’s Trust Account in order to effectuate the extension of the Company’s deadline to consummate a Business Combination. Shenzhen Squirrel had deposited a total of nine Monthly Extension Fees from January 2024 through September 2024, including two payments for the Original Extension Fee each in the amount of $70,000 from January through February 2024 and seven payments for the New Extension Fee each in the amount of $60,000 from March through September 2024, or an aggregate of $560,000, into the Trust Account of the Company to extend the deadline for the Company to complete the Business Combination contemplated therein by October 27, 2024. Each Monthly Extension Payment from Shenzhen Squirrel was evidenced by an unsecured promissory note (collectively, the “Target Extension Notes”) issued by the Company to Shenzhen Squirrel.

Horizon Space Acquisition I Corp.

Notes To Financial Statements

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

As of September 30, 2024 and December 31, 2023, the Company had borrowings of $770,000 and $210,000 under the Target Extension Notes from Shenzhen Squirrel, respectively.

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

As of September 30, 2024 and December 31, 2023, the Company had borrowings of 70,000, under the Sponsor Extension Note from the Sponsor.

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

Horizon Space Acquisition I Corp.

Notes To Financial Statements

On April 12, 2024 and On October 8, 2024, the Company issued unsecured promissory notes in the total principal amount of $700,000 to the Sponsor (the “Sponsor Notes,” together with the Extension Notes, collectively, the “Notes”). The proceeds of the Sponsor Notes, which may be drawn down from time to time until the Company consummates its initial Business Combination, will be used for general working capital purposes. The Notes bear no interest and are payable in full upon the Maturity Date. The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Notes may be accelerated. The payees of the Notes have the right, but not the obligation, to convert the Notes, in whole or in part, respectively, into the Conversion Units of the Company, each consisting of one ordinary share, one warrant, and one right to receive one-tenth (1/10) of one ordinary share upon the consummation of a Business Combination. The number of Conversion Units to be received by the payees in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the payees by (y) $10.00.

 As of September 30, 2024 and December 31, 2023, the Company had $500,000 and $0 borrowings under the working capital loans

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

As of September 30, 2024 and December 31, 2023, there were 2,310,750 and 2,310,750 ordinary shares issued and outstanding, excluding 5,521,640 and 6,337,221 shares subject to possible redemption, respectively.

Horizon Space Acquisition I Corp.

Notes To Financial Statements

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

As of September 30, 2024 and December 31, 2023, 6,900,000 public warrants were outstanding. Substantially concurrently with the closing of the IPO, the Company issued 385,750 private warrants to the Sponsor included in the Private Placement Units. As of September 30, 2024 and December 31, 2023, there were 385,750 private warrants issued and outstanding. The Company will account for warrants as equity instruments in accordance with ASC 815, Derivatives and Hedging, based on the specific terms of the warrant agreement.

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

Horizon Space Acquisition I Corp.

Notes To Financial Statements

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when the financial statements were issued. Based on this review, management identified the following subsequent events that are required disclosures in the financial statements.

On October 8, 2024, the Company issued the Sponsor Note in the principal amount of $400,000 to the Sponsor. The proceeds of the Sponsor Notes, which may be drawn down from time to time until the Company consummates its initial Business Combination, will be used for general working capital purposes.

On October 23, 2024, an aggregate of $60,000 of the Extension Fee was deposited into the Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination by one month from October 27, 2024 to November 27, 2024. The payment of the Extension Fee was made by Shenzhen Squirrel pursuant to the Business Combination Agreement. The Company issued a Target Extension Note in the aggregate principal amount of $60,000 to Shenzhen Squirrel in connection with the payment of the Extension Fee on October 24, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to the “Company,” “HSPO,” “us,” “our,” or “we” refer to Horizon Space Acquisition I Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes herein.

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

Commencing on or about January 26, 2023, the holders of the Public Units may select to separately trade the Ordinary Shares, Warrants, and Rights included in the Public Units. The Ordinary Shares, Warrants, and Rights were traded on the Nasdaq Global Market under the symbols “HSPO,” “HSPOW,” and “HSPOR”, respectively. Public Units not separated will continue to trade on Nasdaq under the symbol “HSPOU.”

Recent Developments

Proposed Business Combination

Business Combination Agreement

On September 16, 2024, HSPO entered into an Agreement and Plan of Merger (the “Business Combination Agreement”) with Squirrel Enlivened Technology Co., Ltd, a Cayman Islands exempted company (“Squirrel HoldCo”), Squirrel Enlivened International Co., Ltd, a Cayman Islands exempted company and a wholly-owned subsidiary of Squirrel HoldCo (“Squirrel Cayman” or, upon and following the Reorganization, “Parent”), Squirrel Enlivened Overseas Co., Ltd, a Cayman Islands exempted company and a wholly-owned subsidiary of Squirrel Cayman (“Merger Sub”).

Squirrel HoldCo, through Shenzhen Squirrel Enlivened Media Group Co., Ltd, a limited liability company established under the laws of China (“Shenzhen Squirrel”), and Squirrel HoldCo’s other subsidiaries, is in the business of brand marketing and strategy consulting.

Pursuant to the Business Combination Agreement, among other things, (a) Squirrel HoldCo will merge with and into Squirrel Cayman in accordance with the Companies Act (As Revised) of the Cayman Islands (the “Cayman Companies Act”), whereupon the separate existence of Squirrel HoldCo will cease, and Squirrel Cayman will be the surviving company (the “Reorganization”), and (b) at least one (1) business day after the closing of the Reorganization (the “Reorganization Closing”), Merger Sub will merge with and into HSPO in accordance with the Cayman Companies Act, whereupon the separate existence of Merger Sub will cease, and HSPO will be the surviving company (the “Merger”). As a result of the Reorganization and the Merger, among other things, (a) all of the issued and outstanding securities of Squirrel HoldCo immediately prior to the filing of the plan of merger with respect to the Reorganization (the “Plan of Reorganization”) to the Registrar of Companies of the Cayman Islands, or such later time as may be specified in the Plan of Reorganization (the “Reorganization Effective Time”) shall no longer be outstanding and shall automatically be cancelled, in exchange for the right of the holders thereof to receive a certain number of securities of Squirrel Cayman as described below, and (b) all of the issued and outstanding securities of HSPO immediately prior to the filing of the plan of merger with respect to the Merger (the “Plan of Merger”) to the Registrar of Companies of the Cayman Islands, or such later time as may be specified in the Plan of Merger (the “Merger Effective Time”) shall no longer be outstanding and shall automatically be cancelled, in exchange for the right of the holders thereof to receive substantially equivalent securities of Parent, in each case, upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with the provisions of the Cayman Companies Act and other applicable laws. The Reorganization, the Merger and each of the other transactions contemplated by the Business Combination Agreement or any of the other relevant transactional documents are collectively referred to as the “Business Combination.”

Pursuant to the Business Combination Agreement, each ordinary share of Squirrel HoldCo, par value $0.0001 per share (the “Squirrel HoldCo Ordinary Shares”) issued and outstanding immediately prior to the Reorganization Effective Time, subject to certain exceptions, shall be cancelled and automatically converted into the right to receive, without interest, such number of the newly issued shares of the ordinary shares of Parent, par value $0.0001 per share (the “Parent Ordinary Shares”) that is equal to a ratio, being equal to a fraction: (A) the numerator of which is $200,000,000 divided by $10.00 per share , and (B) the denominator of which is the total number of Squirrel HoldCo Ordinary Shares issued and outstanding immediately prior to the Reorganization Effective Time.

Related Agreements

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, on September 16, 2024, Horizon Space Acquisition I Sponsor Corp., the sponsor of HSPO (the “Sponsor”) entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) with HSPO, Squirrel HoldCo and Squirrel Cayman, pursuant to which the Sponsor agreed to, among other things, (i) to vote all the ordinary shares (including those underlying the private units) of HSPO (the “HSPO Ordinary Shares”) it holds in favor of each of the shareholder proposals in connection with the Business Combination, (ii) waive its redemption rights with respects to the HSPO Ordinary Shares it held as of the date of the Sponsor Support Agreement (the “Sponsor Subject Shares”), and (iii) not to transfer any Sponsor Subject Shares it holds prior to the earlier of the termination of the Business Combination Agreement or the consummation of the Business Combination subject to certain exceptions. The Sponsor has further agreed to enter into the Lock-Up Agreement with Parent immediately prior to the Merger Effective Time.

Shareholder Support Agreement

In connection with the execution of the Business Combination Agreement, on September 16, 2024, HSPO, Squirrel Cayman, Squirrel HoldCo, and Squirrel Enlivened Holdings Co., Ltd, a company limited by shares incorporated under the laws of the British Virgin Islands and the controlling shareholder of Squirrel HoldCo (“Squirrel Holdings BVI”), entered into a Shareholder Support Agreement (the “Shareholder Support Agreement”), pursuant to which Squirrel Holdings BVI agreed to, among other things, (i) not to transfer any Squirrel HoldCo Ordinary Shares before the Reorganization Closing, or the newly issued Parent Ordinary Shares upon the conversion of such Squirrel HoldCo Ordinary Shares that Squirrel Holdings BVI will receive in connection with the Reorganization after the Reorganization Closing (collectively, the “Shareholder Subject Shares”) until the Merger Closing without the written consent of other parties thereto subject to certain exceptions, (ii) to vote all the Shareholder Subject Shares in favor of proposals in connection with the Business Combination, and (iii) to vote all the Shareholder Subject Shares against the proposals in connection with other alternative business combinations other than the Business Combination with HSPO.

Form of Shareholder Lock-up Agreement

Prior to the Merger Effective Time, Parent, the Sponsor and Squirrel Holdings BVI will enter into a lock-up agreement (the “Shareholder Lock-Up Agreement”), pursuant to which each of the Sponsor and Squirrel Holdings BVI will agree not to, among other things, transfer any Lock-up Shares (as defined below) during the Lock-up Period (as defined below).

The “Lock-up Shares” means, with respect to Squirrel Holdings BVI, Parent Ordinary Share Squirrel Holdings BVI holds immediately after the Merger Closing, and with respect to the Sponsor, Parent Ordinary Share issuable to the Sponsor and/or its assignees in exchange of the Insider Shares (as defined in the Shareholder Lock-up Agreement) upon the Merger Closing.

The “Lock-up Period” means with respect to 50% of the Lock-up Shares, the period commencing on the date of Merger Closing (the “Closing Date”) and ending on the date that is the earlier to occur of (A) six months after the Closing Date, or (B) the date on which the closing price of each Parent Ordinary Share equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Closing Date, and with respect to the remaining 50% of the Lock-up Shares the period commencing on the Closing Date and ending on the date that is six months after the Closing Date.

Form of Registration Rights Agreement

The Business Combination Agreement contemplates that, prior to the Merger Effective Time, Parent, the Sponsor, and certain other parties thereto will enter into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which Parent will grant certain registration rights with respect to Parent securities held by such holders following the Merger Closing.

Form of Warrant Assumption Agreement

The Business Combination Agreement contemplates that, immediately prior to or upon the Merger Effective Time, Parent, HSPO and Continental Stock Transfer & Trust Company, LLC (the “Warrant Agent”) will enter into an assignment, assumption and amended & restated warrant agreement (the “Warrant Assumption Agreement”), which amends that certain Warrant Agreement, dated as of December 21, 2022, by and between HSPO and the Warrant Agent (as the same may be amended, restated or supplemented, the “Existing Warrant Agreement”), pursuant to which (a) HSPO will assign to Parent, and Parent will assume, all of HSPO’s right, title and interest in and to the Existing Warrant Agreement, and (b) each whole HSPO warrant shall be modified to no longer entitle the holder to purchase HSPO Ordinary Shares and instead acquire an equal number of Parent Ordinary Shares per HSPO warrant, subject to adjustment as described therein.

Nasdaq Noncompliance Letter

On October 3, 2024, the Company received a letter (the “Letter”) from the Listing Qualifications Department of Nasdaq notifying that the Company was not in compliance with Listing Rules 5450(a)(2), which requires the Company to have at least 400 shareholders for continued listing on the Nasdaq Global Market (the “Minimum Total Holders Rule”). The Letter is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Global Market.

The Letter states that the Company has 45 calendar days (until November 19, 2024) to submit a plan to regain compliance with the Minimum Total Holders Rule. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Letter to evidence compliance with the Minimum Total Holders Rule. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

The Letter notes that the Company may be eligible to transfer the listing of its securities to the Nasdaq Capital Market, provided that it then satisfies the requirements for continued listing on the Nasdaq Capital Market. On October 3, 2024, the Company submitted an application for a transfer from the Nasdaq Global Market to the Nasdaq Capital Market. On November 12, 2024, Nasdaq approved the Company’s application to list its ordinary shares, units, warrants and rights on the Nasdaq Capital Market. The Company’s ordinary shares, units, warrants and rights commenced trading on the Nasdaq Capital Market at the opening of business on November 14, 2024.

Extensions and Extension Notes

Pursuant to the Company’s Amended and Restated Memorandum and Articles of Association, the Company must (i) consummate a business combination, or (ii) cease its operations except for the purpose of winding up if it fails to complete such business combination and redeem or repurchase 100% of the Company’s public shares included as part of the public units issued in the Company’s initial public offering, by March 27, 2024, and if the Company does not consummate a business combination by March 27, 2024, it may be extended up to nine times, each by a one-month extension (the “Monthly Extension”), for a total of up to nine months to December 27, 2024, without the need for any further approval of the Company’s shareholders. For each Monthly Extension, the Sponsor”) and/or its designee will deposit $60,000 for all remaining public shares into the Trust Account (the “Monthly Extension Fee”). Currently, the Company has until November 27, 2024 to complete its initial business combination.

From January 2024 to the date hereof, ten Monthly Extension Fees in a total of $620,000 were deposited into the Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial business combination by November 27, 2024. The payment of the Monthly Extension Fees was made by Shenzhen Squirrel pursuant to the Business Combination Agreement. As a result, the Company issued a total of twelve unsecured promissory notes to Shenzhen Squirrel in connection with the payment for the Monthly Extension Fee (the “Extension Notes”). Currently, the Company has until November 27, 2024 to consummate its initial business combination.

Working Capital Loans

On April 12, 2024 and October 8, 2024, the Company issued two unsecured promissory notes in the principal amount of $300,000 and $400,000 to the Sponsor, respectively (such two unsecured promissory notes, the “Sponsor Notes,” together with the Extension Notes, collectively, the “Notes”). The proceeds of the Sponsor Notes, which may be drawn down from time to time until the Company consummates its initial business combination, will be used for general working capital purposes.

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

The payees of the Sponsor Notes have the right, but not the obligation, to convert the Notes, in whole or in part, respectively, into private units (the “Conversion Units”) of the Company, each consisting of one Ordinary Share, one warrant, and one right to receive one-tenth (1/10) of one Ordinary Share upon the consummation of a business combination, as described in the prospectus of the Company (File No: 333-268578), by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the business combination. The number of Conversion Units to be received by the payees in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the payees by (y) $10.00. Shenzhen Squirrel has agreed that it will not convert the Extension Notes into the units upon the consummation of the Business Combination.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our activities from inception through September 30, 2024 involved mainly searching for a suitable target for our initial business combination and to facilitate the consummation of the business combination with Shenzhen Squirrel. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the three months ended September 30, 2024, we had a net income of $296,392 which consisted of interest and dividend income of $795,738 on investments held in Trust Account which was offset by operating cost of $499,346.

For the three months ended September 30, 2023, we had a net income of $794,031 which consisted of interest and dividend income of $936,211on investments held in Trust Account which was offset by operating cost of $142,180.

For the nine months ended September 30, 2024, we had a net income of $1,659,067 which consisted of interest and dividend income of $2,461,081 on investments held in Trust Account which was offset by operating cost of $802,014.

For the nine months ended September 30, 2023, we had a net income of $2,250,037 which consisted of interest and dividend income of $2,577,275 on investments held in Trust Account which was offset by operating cost of $327,238.

Liquidity and Capital Resources

For the nine months ended September 30, 2024, cash used in operating activities was $655,112. As of September 30, 2024, we had cash of $128,169 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem the ordinary shares. As of September 30, 2024, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

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

As of September 30, 2024, we had cash of $128,169 and working capital deficiency of $1,476,824. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. Our management’s plan in addressing this uncertainty is through the funds loaned from our Sponsor, officers, directors or their affiliates. In addition, if we are unable to complete a business combination by December 27, 2024 (if extended) (the “Combination Period”), our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a business combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about our ability to continue as a going concern. Our financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2024, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

On October 8, 2024, the Company issued an unsecured promissory note in the principal amount of $400,000 to the Sponsor (the “Sponsor Note”). The proceeds of the Sponsor Note, which may be drawn down from time to time until the Company consummates its initial business combination, will be used for general working capital purposes. The Sponsor Note bears no interest and are payable in full upon the earlier to occur of (i) the consummation of the Company’s business combination or (ii) the date of expiry of the term of the Company (the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Sponsor Notes may be accelerated. The payees of the Sponsor Note have the right, but not the obligation, to convert the Sponsor Note, in whole or in part, respectively, into private units (the “Conversion Units”) of the Company, each consisting of one Ordinary Share, one warrant, and one right to receive one-tenth (1/10) of one Ordinary Share upon the consummation of a business combination. The number of Conversion Units to be received by the payees in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the payees by (y) $10.00.

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

Investments Held in Trust Account

At September 30, 2024, assets held in the Trust Account was $62,103,769. Substantially all of the assets held in the Trust Account were held in mutual funds. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividend income on investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

At September 30, 2024 and December 31, 2023, the assets held in the Trust Account were substantially held in mutual funds and U.S. Treasury securities, respectively. All of the Company’s investments held in the Trust Account are classified as trading securities.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer who also serves as our principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

From January 1, 2024 to the date hereof, the Company issued a total of ten (10) Extension Notes to Shenzhen Squirrel in the total principal amount of $620,000. The proceeds of the Extension Notes were deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial business combination up to November 27, 2024. As of the date hereof, the Company has issued the Extension Notes in the aggregate principal amount of $900,000.

On October 8, 2024, the Company issued the Sponsor Note to the Sponsor in the principal amount of $400,000, which may be drawn down from time to time until the Company consummates its initial business combination, for general working capital purposes.

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
2.1

Agreement and Plan of Merger, dated as of September 16, 2024, by and among Horizon Space Acquisition I Corp., Squirrel Enlivened Technology Co., Ltd, Squirrel Enlivened International Co., Ltd and Squirrel Enlivened Overseas Co., Ltd (incorporated herein by reference to Exhibit 2.1 to Form 8-K as filed with the Securities and Exchange Commission on September 16, 2024).

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

10.2

Extension Promissory Note, dated July 26, 2024, issued by the Company to Shenzhen Squirrel Enlivened Media Group Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on August 26, 2024).

10.3

Sponsor Support Agreement, dated as of September 16, 2024, by and among Horizon Space Acquisition I Sponsor Corp., Horizon Space Acquisition I Corp., Squirrel Enlivened Technology Co., Ltd, and Squirrel Enlivened International Co., Ltd (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on September 16, 2024).

10.4

Shareholder Support Agreement, dated as of September 16, 2024, by and among Horizon Space Acquisition I Corp., Squirrel Enlivened Technology Co., Ltd., and Squirrel Enlivened International Co., Ltd. and Squirrel Enlivened Holdings Co., Ltd (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on September 16, 2024).

10.5

Extension Promissory Note, dated September 26, 2024, issued by the Company to Shenzhen Squirrel Enlivened Media Group Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on September 27, 2024).

10.6

Sponsor Promissory Note, dated October 8, 2024, issued by the Company to Shenzhen Squirrel Enlivened Media Group Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on October 11, 2024).

10.5

Extension Promissory Note, dated October 24, 2024, issued by the Company to Shenzhen Squirrel Enlivened Media Group Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on October 25, 2024).

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

HORIZON SPACE ACQUISITION I CORP.

Date: November 14, 2024	By:	/s/ Mingyu (Michael) Li
Mingyu (Michael) Li
Chief Executive Officer, Chief Financial Officer, Chairman and Secretary (Principal Executive Officer, Principal Financial Officer and Accounting Officer)

