Form 10-K
period 2024-12-31
Horizon Space Acquisition I Corp.
filed 2025-03-28
CIK 1946021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

At June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares of the registrant held by non-affiliates of the registrant was $63,365,625.60, based on the last sold price of the ordinary shares as $11.04 per share as of June 28, 2024.

As of March 27, 2025, there were 4,168,739 ordinary shares, par value $0.0001 per share issued and outstanding.

HORIZON SPACE ACQUISITION I CORP.

CERTAIN TERMS

References to the “Company,” “HSPO,” “our Company,” “our,” “us” or “we” refer to Horizon Space Acquisition I Corp., a blank check company incorporated on June 14, 2022 as a Cayman Islands exempted corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to our “sponsor” refer to Horizon Space Acquisition I Sponsor Corp. References to “equity-linked securities” are to any securities of the Company which are convertible into, or exchangeable or exercisable for, equity securities of the Company, including any securities issued by the Company which are pledged to secure any obligation of any holder to purchase equity securities of the Company. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “initial public offering” refer to our initial public offering, which closed on December 27, 2022. References to “public shares” are to shares of our ordinary shares sold as part of the units in our initial public offering. References to “public shareholders” are to the holders of our public shares.

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

Proposed Transactions with Squirrel

Business Combination Agreement

On September 16, 2024, HSPO entered into the business combination agreement and plan of merger (as the same may be amended, restated or supplemented, the “Business Combination Agreement”) with Squirrel Enlivened Technology Co., Ltd, a Cayman Islands exempted company limited by shares (“HoldCo”), Squirrel Enlivened International Co., Ltd, a Cayman Islands exempted company limited by shares (“PubCo”) and Squirrel Enlivened Overseas Co., Ltd, a Cayman Islands exempted company limited by shares (“Merger Sub,” together with HoldCo and PubCo, the “Group Companies,” or each individually, a “Group Company”).

HoldCo, through Shenzhen Squirrel Enlivened Media Group Co., Ltd, a limited liability company established under the laws of China (“Shenzhen Squirrel”), and HoldCo’s other subsidiaries, including Squirrel Enlivened (Hong Kong) Technology Limited (“Squirrel HK”), is in the business of brand marketing and strategy consulting.

Pursuant to the Business Combination Agreement, among other things, (a) HoldCo will merge with and into PubCo in accordance with the Companies Act (Revised) of the Cayman Islands (the “Cayman Companies Act”), whereupon the separate existence of HoldCo will cease, and PubCo will be the surviving company (the “Reorganization”), and (b) at least one (1) business day after the closing of the Reorganization (the “Reorganization Closing”), Merger Sub will merge with and into HSPO in accordance with the Cayman Companies Act, whereupon the separate existence of Merger Sub will cease, and HSPO will be the surviving company (the “Merger”). As a result of the Reorganization and the Merger, among other things, (a) all of the issued and outstanding securities of HoldCo immediately prior to the filing of the plan of merger with respect to the Reorganization (the “Plan of Reorganization”) to the Registrar of Companies of the Cayman Islands, or such later time as may be specified in the Plan of Reorganization (the “Reorganization Effective Time”) shall no longer be outstanding and shall automatically be cancelled, in exchange for the right of the holders thereof to receive a certain number of securities of PubCo as described below, and (b) all of the issued and outstanding securities of HSPO immediately prior to the filing of the plan of merger with respect to the Merger (the “Plan of Merger”) to the Registrar of Companies of the Cayman Islands, or such later time as may be specified in the Plan of Merger (the “Merger Effective Time”) shall no longer be outstanding and shall automatically be cancelled, in exchange for the right of the holders thereof to receive substantially equivalent securities of PubCo, in each case, upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with the provisions of the Cayman Companies Act and other applicable laws. The  Reorganization, the Merger, and each of the other transactions contemplated by the Business Combination Agreement or any of the other relevant Transaction Documents (as defined in the Business Combination Agreement) are collectively referred to as “Transactions.”

Pursuant to the Business Combination Agreement, each ordinary share of HoldCo, par value $0.0001 per share (the “HoldCo Ordinary Shares”) issued and outstanding immediately prior to the Reorganization Effective Time, subject to certain exceptions, shall be cancelled and automatically converted into the right to receive, without interest, such number of the newly issued shares of the ordinary shares of PubCo, par value $0.0001 per share (the “PubCo Ordinary Shares”) that is equal to a ratio, being equal to a fraction: (A) the numerator of which is $200,000,000 divided by $10.00 per share, and (B) the denominator of which is the total number of HoldCo Ordinary Shares issued and outstanding immediately prior to the Reorganization Effective Time.

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, on September 16, 2024, the Sponsor entered into a Sponsor Support Agreement  with HSPO, HoldCo and PubCo, pursuant to which the Sponsor agreed to, among other things, (i) to vote all the HSPO Ordinary Shares it holds in favor of each of the shareholder proposals in connection with the Transactions, (ii) waive its redemption rights with respects to Sponsor Subject Shares, and (iii) not to transfer any Sponsor Subject Shares it holds prior to the earlier of the termination of the Business Combination Agreement or the consummation of the Transactions subject to certain exceptions. The Sponsor has further agreed to enter into the Lock-Up Agreement with Parent immediately prior to the Merger Effective Time.

Shareholder Support Agreement

In connection with the execution of the Business Combination Agreement, on September 16, 2024, HSPO, PubCo, HoldCo, Squirrel Holdings BVI, the controlling shareholder of HoldCo, entered into Shareholder Support Agreement, pursuant to which Squirrel Holdings BVI agreed to, among other things, (i) not to transfer any Shareholder Subject Shares, as applicable, until the Merger Closing without the written consent of other parties thereto subject to certain exceptions, (ii) to vote all the Shareholder Subject Shares in favor of proposals in connection with the Transactions, and (iii) to vote all the Shareholder Subject Shares against the proposals in connection with other alternative business combinations other than the Transactions with HSPO.

Form of Shareholder Lock-up Agreement

Prior to the Merger Effective Time, Parent, the Sponsor and Squirrel Holdings BVI will enter into Shareholder Lock-Up Agreement, pursuant to which each of the Sponsor and Squirrel Holdings BVI will agree not to, among other things, transfer any Lock-up Shares during the Lock-up Period.

The “Lock-up Shares” means, with respect to Squirrel Holdings BVI, PubCo Ordinary Share Squirrel Holdings BVI holds immediately after the Merger Closing, and with respect to the Sponsor, PubCo Ordinary Share issuable to the Sponsor and/or its assignees in exchange of the Founder Shares the Sponsor holds upon the Merger Closing.

The “Lock-up Period” means with respect to 50% of the Lock-up Shares, the period commencing on Merger Closing Date and ending on the date that is the earlier to occur of (A) six months after the Merger Closing Date, or (B) the date on which the closing price of each PubCo Ordinary Share equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Merger Closing Date, and with respect to the remaining 50% of the Lock-up Shares the period commencing on the Merger Closing Date and ending on the date that is six months after the Merger Closing Date.

Form of Registration Rights Agreement

The Business Combination Agreement contemplates that, prior to the Merger Effective Time, PubCo, the Sponsor, and certain other parties thereto will enter into the Registration Rights Agreement, pursuant to which PubCo will grant certain registration rights with respect to PubCo  securities held by such holders following the Merger Closing.

Form of Warrant Assumption Agreement

The Business Combination Agreement contemplates that, immediately prior to or upon the Merger Effective Time, PubCo, HSPO and Continental, as the warrant agent, will enter into the Warrant Assumption Agreement, which amends that certain Existing Warrant Agreement, dated as of December 21, 2022, by and between HSPO and the Warrant Agent, pursuant to which (a) HSPO will assign to PubCo, and PubCo will assume, all of HSPO’s right, title and interest in and to the Existing Warrant Agreement, and (b) each whole HSPO warrant shall be modified to no longer entitle the holder to purchase HSPO Ordinary Shares and instead acquire an equal number of PubCo Ordinary Shares per HSPO warrant, subject to adjustment as described therein.

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

Shareholder Meetings

As of the date of this Report, we had three shareholder meetings to extend the date by which we must complete our initial business combination and redeemed public shares correspondingly with each meeting.

September 2023 Shareholder Meeting

Following the consummation of our initial public offering, we had until September 27, 2023 to consummate an initial business combination. On September 25, 2023, we held an extraordinary general meeting (the “First Shareholder Meeting”), where the shareholders of the Company approved the proposal to amend Articles 48.7 and 48.8 of the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter”) to provide that the Company must (i) consummate a business combination, or (ii) cease its operations except for the purpose of winding up if it fails to complete such Business Combination and redeem or repurchase 100% of the Company’s public shares included as part of the public units issued in the Company’s initial public offering, by September 27, 2023, and if the Company does not consummate a business combination by September 27, 2023, it may be extended up to six times, each by a one-month extension (the “First Shareholder Meeting Related Monthly Extension”), for a total of up to six months to March 27, 2024, without the need for any further approval of the Company’s shareholders. For each Monthly Extension, the Sponsor and/or its designee will deposit $70,000 (the “First Shareholder Meeting Related Monthly Extension Fee”) for all remaining public shares into the Trust Account. In connection with the First Shareholder Meeting, 562,779 Ordinary Shares were rendered for redemption, and approximately $5.93 million was released from the Trust Account to pay such redeeming shareholders.

March 2024 Shareholder Meeting

On March 22, 2024, we held an extraordinary general meeting of shareholders (the “Second Shareholder Meeting”), where the shareholders of the Company approved the proposals, among the others, to amend Articles 48.7 and 48.8 of the Company’s Charter to provide that the Company must (i) consummate a business combination, or (ii) cease its operations except for the purpose of winding up if it fails to complete such Business Combination and redeem or repurchase 100% of the Company’s public shares included as part of the public units issued in the Company’s initial public offering, by March 27, 2024, and if the Company does not consummate a business combination by March 27, 2024, it may be extended up to nine times, each by a Monthly Extension, for a total of up to nine months to, without the need for any further approval of the Company’s shareholders. For each Monthly Extension, the Sponsor and/or its designee will deposit $60,000 for all remaining public shares into the Trust Account (the “Second Shareholder Meeting Related Extension Fee”). In connection with 2024 Shareholder Meeting, the Company received the redemption requests from its public shareholders to redeem a total of 815,581 Ordinary Shares. In connection with the Second Shareholder Meeting, approximately $8.86 million were released from the Trust Account to pay such redeeming shareholders.

December 2024 Shareholder Meeting

On December 23, 2024, we  held an extraordinary general meeting in lieu of an annual meeting of shareholders (the “Third Shareholder Meeting”), where the shareholders of the Company approved the proposals, among the others, to amend Articles 48.7 and 48.8 of the Company’s Charter to provide that the Company must (i) consummate a business combination, or (ii) cease its operations except for the purpose of winding up if it fails to complete such business combination and redeem or repurchase 100% of the Company’s public shares included as part of the public units issued in the Company’s initial public offering, by December 27, 2024, and if the Company does not consummate a business combination by December 27, 2024, it may be extended up to twelve times, each by a monthly extension (the “Third Shareholder Meeting Related Monthly Extension”), for a total of up to twelve months to, without the need for any further approval of the Company’s shareholders. For each Third Shareholder Meeting Related Monthly Extension, the Sponsor and/or its designee shall deposit $120,000 for all remaining public shares into the Trust Account (the “Third Shareholder Meeting Related Extension Fee”). In connection with the Third Shareholder Meeting, the Company received the redemption requests from its public shareholders to redeem a total of 3,663,651 Ordinary Shares and approximately $41.73 million were released from the Trust Account to pay such redeeming shareholders.

Trust Agreement Amendments

At the First Shareholder Meeting, the shareholders of the Company approved, among others, the Company to amend the Investment Management Trust Agreement dated December 21, 2022, (as the same may be amended, restated or supplemented, the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”) to provide that the Trustee must commence liquidation of the Trust Account by September 27, 2023, or, if further extended by up to six First Shareholder Meeting Related Monthly Extensions, up to March 27, 2024. Upon the shareholders’ approval, on September 25, 2023, the Company and the Trustee entered into the amendment to the Trust Agreement.

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

At the Second Shareholder Meeting, the shareholders of the Company approved, among others, the Company to amend Trust Agreement to provide that the Trustee must commence liquidation of the Trust Account by March 27, 2024, or, if further extended by up to nine Second Shareholder Meeting Related Monthly Extensions, up to December 27, 2024. Upon the shareholders’ approval, on March 22, 2024, the Company and the Trustee entered into the amendment to the Trust Agreement, pursuant to which the Second Shareholder Meeting Related Monthly Extension Fee was $60,000 per each Second Shareholder Meeting Related Monthly Extension.

At the Third Shareholder Meeting, the shareholders of the Company approved, among other things, that the Trustee must commence liquidation of the Trust Account by December 27, 2024, or, if further extended by up to twelve Third Shareholder Meeting Related Monthly Extensions, up to December 27, 2025. Upon the shareholders’ approval, on December 23, 2024, the Company and the Trustee entered into an amendment to the Trust Agreement, pursuant to which the Third Shareholder Meeting Related Monthly Extension Fee is $120,000 for each Third Shareholder Meeting Related Monthly Extension.

Extensions and Extension Notes

In connection with the historical extensions, as of the date of this annual report, an aggregate of $1,320,000 extension fees had been deposited into the Trust Account, among which $70,000 was made by the Sponsor and $1,250,000 was made by Shenzhen Squirrel or Squirrel HK, respectively. As of the date of this report, the Company issued a total of 18 unsecured promissory notes to evidence the payment of the extension fees, including 1 note to the Sponsor (the “Sponsor Extension Notes”) and 17 notes to Shenzhen Squirrel or Squirrel HK (the “Squirrel Extension Notes” and together with the Sponsor Extension Note, collectively the “Extension Notes”), respectively.

On September 14, 2024, Shenzhen Squirrel notified HSPO that it has elected not to convert the Squirrel Extension Notes into Conversion Units (as defined below) upon the consummation of the Transactions, and since September 2024, all the subsequent Squirrel Extension Notes were issued without such conversion rights, thus Squirrel Extension Notes will become intercompany notes between PubCo and any other Group Companies, as applicable, upon the Merger Closing.

Working Capital Loans

On April 12, 2024, October 8, 2024, and February 5, 2025, the Company issued three unsecured promissory notes in the principal amount of $300,000, $400,000 and $300,000 to the Sponsor, respectively (such three unsecured promissory notes, the “Sponsor Working Capital Notes” and, together with the Extension Notes, collectively, the “Notes”). The proceeds of the Sponsor Notes, which may be drawn down from time to time until the Company consummates its initial business combination, will be used for general working capital purposes.

The Notes bear no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s business combination or (ii) the date of expiry of the term of the Company (the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Extension Notes may be accelerated.

The payee of the Sponsor Extension Notes and the Sponsor Working Capital Notes (collectively, the “Sponsor Notes”) has the right, but not the obligation, to convert the Sponsor Notes, in whole or in part, respectively, into private units (the “Extension Units”) of the Company, each consisting of one Ordinary Share, one warrant, and one right to receive one-tenth (1/10) of one Ordinary Share upon the consummation of a business combination, as described in the IPO prospectus of the Company (File No: 333-268578), by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the business combination. The number of Extension Units to be received by the payees in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the payees by (y) $10.00.

Effecting the Transactions with Squirrel

Pursuant to the Business Combination Agreement, we have confidentially filed a draft of proxy statement/registration statement in Form F-4 with the SEC to seek  shareholder approval of the Transactions. We will consummate the Transactions only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the issued and outstanding Ordinary Shares voted are voted in favor of the Transactions.

We currently have until April 27, 2025 (or up to December 27, 2025, if fully extended) to consummate the Transactions. If we are unable to consummate the Transactions, or if the Transactions are terminated, an alternative  initial business combination within such time period, unless we extend such period pursuant to our amended and restated memorandum and articles of association, we will, as promptly as possible but not more than ten (10) business days thereafter, redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not previously released to us or necessary to pay our taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our liquidation and subsequent dissolution and the public warrants will expire and will be worthless.

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

Regulatory Matters Concerning the Transactions with Squirrel

The Business Combination Agreement and the Transactions contemplated by the Business Combination Agreement are subject to certain closing condition that necessary regulatory approvals to consummate the Reorganization and the Merger be obtained.

Holders of the securities of PubCo are not holding equity securities of its subsidiaries that have substantive business operations in China but instead are holding equity securities of a Cayman Islands holding company. PubCo is a Cayman Islands holding company that conducts substantially all of its operations in China through its PRC subsidiaries, in particular, Shenzhen Squirrel. The securities registered herein are securities of PubCo, not those of its operating companies. Investments in PubCo’s Ordinary Shares are not purchases of equity securities of these operating subsidiaries in Mainland China but instead are purchases of equity securities of a Cayman Islands holding company with no material operations of its own. Investors may never directly own securities in Shenzhen Squirrel or any of its Chinese operating subsidiaries.

Recent regulatory development in China may exert more oversight and control over listing and offerings that are conducted overseas such as the Transactions. The approval and/or other requirements of PRC governmental authorities may be required in connection with the Transactions or PubCo’s future issuance of securities on Nasdaq under PRC laws, regulations or policies. Squirrel has conducted a substantial portion of its business in China. As such, Shenzhen Squirrel and its subsidiaries are subject to PRC laws relating to, among others, restrictions over foreign investments and data security. The Chinese government has recently sought to exert more control and impose more restrictions on China-based companies raising capital offshore and such efforts may continue or intensify in the future. For instance, the PRC governments initiated various regulatory actions and made various public statements, some of which are published with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement. The Chinese government has also imposed more oversight and control over securities offerings and other capital markets activities that are conducted overseas and foreign investment in China-based companies like Squirrel, which could result in a material adverse change in Squirrel’s operations, significantly limit or completely hinder PubCo’s ability to offer or continue to offer securities on Nasdaq, and cause the value of PubCo’s securities to significantly decline or be worthless. In particular, on February 17, 2023, the CSRC released the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies and the supporting guidance documents (collectively, the “Trial Measures”), which came into effect on March 31, 2023. According to the Trial Measures, any overseas offering and listing made by an issuer will be deemed to be indirect if it meets both the following conditions: (1) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by domestic companies; and (2) the main parts of the issuer’s business activities are conducted in China, or its main places of business are located in China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in China. The Trial Measures require (1) the filing of the overseas offering and listing plan by the PRC domestic companies with the CSRC under certain conditions, and (2) the filing of their underwriters with the CSRC under certain conditions and the submission of an annual report to the CSRC within the required timeline. Since PubCo’s PRC subsidiaries accounted for more than 50% of its consolidated revenues, profit, total assets or net assets as of and for the fiscal years ended September 30, 2023 and 2024, and the key components of its operations are carried out in the PRC, the Transactions will be considered an indirect offering and PubCo will be subject to the filing requirements for the Transactions under the Trial Measures. According to the Trial Measures, initial public offerings or listings in overseas markets are required to be filed with the CSRC within 3 working days after the relevant application is submitted overseas. Guidance for Application of Regulatory Rules — Overseas Offering and Listing No.1, promulgated by CSRC together with the Trial Measures, provides that if a domestic enterprise completes an overseas offering through an overseas special purposes acquisition company, it shall submit the filing materials within three business days after such overseas special purposes acquisition company publicly announces such acquisition transaction. Except for such CSRC approval, as confirmed by our PRC counsel, Commerce & Finance, Squirrel is not required to obtain permission from the CAC or any other Chinese authorities to issue its securities to foreign investors based on PRC laws and regulations currently in effect. As of the date of the proxy statement/prospectus, we have submitted our application to the CSRC for this offering in connection with the Transactions. The application is currently under review by the CSRC, and we have not yet received their approval. PubCo cannot assure you that the approval or permission or other filings will not be required under PRC laws, regulations or policies, nor can PubCo predict whether or how long it will take to obtain such approval, permission or other filings in connection with the Transactions or future issuance of securities on Nasdaq. Any failure to obtain or delay in obtaining the requisite governmental approval, permission or other filings for the Transactions or future issuance of securities on Nasdaq or a rescission of such approval, permission or other filings, would subject Squirrel to sanctions imposed by the relevant PRC regulatory authority. In addition, laws, rules and regulations in China can change quickly with very short notice and PubCo cannot predict future developments in the PRC legal system. After the completion of the Transactions, PubCo may need to procure additional permits, authorizations and approvals for its operations, which it may not be able to obtain. PubCo’s inability to obtain such permits or authorizations may materially adversely affect it business, financial condition and results of operations. As a result, PubCo’s securities could significantly decline in value or even become worthless. The legal and operational risks associated with having substantially all of PubCo’s operations in China could result in a material change in its operations and/or the value of the PubCo securities being offered hereby or could significantly limit or completely hinder PubCo’s ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. If we (i) do not receive or maintain required permissions or approvals, (ii) inadvertently conclude that such permissions or approvals are not required, or (iii) applicable laws or regulations change and we are required to obtain such permissions or approvals in the future, we could be subject to fines, legal sanctions, or an order to suspend their relevant services, which may materially and adversely affect our financial condition and results of operations and cause our securities to significantly decline in value or become worthless. We have received from PRC authorities all requisite licenses, permissions, and approvals needed to engage in the businesses currently conducted in the PRC. Such licenses, permissions and approvals primarily include the business licenses of Squirrel’s PRC subsidiaries. No licenses, permissions or approvals have been denied or expired. As confirmed by our PRC counsel, Commerce & Finance, we are not required to obtain additional permissions or approvals to operate our current business. For details, see the section entitled “Risk Factors — Risks Related to Doing Business in China.”

HoldCo, PubCo and its PRC subsidiaries are also subject to certain provisions of existing laws and regulations concerning intercompany fund transfers and foreign exchange supervision and could be subject to additional restrictions under new PRC laws and regulations that may come into effect in the future. For example, PubCo’s PRC subsidiaries may pay dividends only out of their accumulated after-tax profits upon satisfaction of relevant statutory conditions and procedures, if any, determined in accordance with PRC accounting standards and regulations; each of the PRC subsidiaries is required to set aside at least 10% of its after-tax profits each year, if any, to fund certain reserve funds until the total amount set aside reaches 50% of its registered capital; the PRC subsidiaries are required to comply with certain procedural requirements related to foreign exchange supervision in order to make dividend payments in foreign currencies; a withholding tax, at the rate of 10% or lower, is payable by the PRC subsidiaries upon dividend remittance; and approval from or registration with competent PRC government authorities is required where Renminbi is to be converted into foreign currency and remitted out of Mainland China to pay capital expenses, such as the repayment of loans denominated in foreign currencies. Any determination to pay dividends in the future post-Transactions will be at the discretion of PubCo’s board of directors. In particular, cash will be transferred among PubCo, its offshore subsidiaries and its PRC subsidiaries, in the following manner: (i) funds are transferred to its PRC subsidiaries from PubCo as needed through PubCo’s subsidiaries outside China in the form of capital contributions or shareholder loans, as the case may be; and (ii) dividends or other distributions may be paid by its PRC subsidiaries to PubCo through its subsidiaries outside China. PubCo’s PRC subsidiaries generate and retain cash generated from operating activities and re-invest in their business. PubCo’s PRC subsidiaries will pay dividends to their offshore shareholder to meet the capital needs of PubCo’s business operations out of the PRC. PubCo’s ability to pay dividends, if any, to its shareholders and warrant holders and to service any debt it may incur will depend upon dividends paid by its subsidiaries. None of PubCo’s subsidiaries has made any transfers, dividends, or distributions to any shareholders, including HoldCo and PubCo. PubCo’s cash proceeds raised from overseas financing activities may be transferred by PubCo through its subsidiaries outside China to its PRC subsidiaries via capital contribution and shareholder loans, as the case may be. In the fiscal years ended September 30, 2023 and 2024, neither of HoldCo nor PubCo made any transfers to any of its PRC subsidiaries or investors. In summary, there was not any cash flow or transfer of other assets by type between HoldCo or PubCo and any of their subsidiaries, regardless of whether the subsidiaries are inside or outside of the PRC. For details about the applicable PRC regulations and rules relating to such cash transfers through Squirrel and the associated risks, see “Risk Factors — Risks Related to Doing Business in China—PRC regulation on loans to, and direct investment in, our PRC subsidiaries by offshore holding companies and governmental supervision of currency conversion may delay us from using the proceeds of the Business Combination to make loans to or make additional capital contributions to our PRC subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business” and “Selected Historical Financial Data of Squirrel.” PubCo’s finance department supervises cash management, following the instructions of PubCo’s management. PubCo’s finance department is responsible for establishing cash operation plan and coordinating cash management matters among PubCo’s subsidiaries and departments. Each subsidiary and department initiates a cash request by putting forward a cash demand plan, which explains the specific amount and timing of cash requested, and submits it to PubCo’s finance department. The finance department reviews the cash demand plan and prepares a summary for PubCo’s management. Management examines and approves the allocation of cash based on the sources of cash and the priorities of the needs. Other than the above, PubCo currently does not have other cash management policies or procedures that dictate how funds are transferred. To the extent cash or assets in PubCo’s business are in the PRC/Hong Kong or PubCo’s PRC/Hong Kong entity, the funds or assets may not be available to fund operations or for other use outside of the PRC/Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of PubCo’s subsidiaries by the PRC government to transfer cash or assets.

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

U.S. Foreign Investment Regulations

Mr. Mingyu (Michael) Li, our Chief Executive Officer, Chief Financial Officer and Chairman, is the sole director and the sole member of our sponsor and as such is deemed to have sole voting and investment discretion with respect to our shares held by our sponsor. Mr. Li is not a U.S. person, and as of the date hereof, our sponsor owns approximately 50.20% of our issued and outstanding shares. Controlling or non-controlling investments in U.S. businesses that produce, design, test, manufacture, fabricate or develop one or more critical technologies in one of 27 identified industries — including aviation, defense, semiconductors, telecommunications and biotechnology — are subject to a mandatory filing with the Committee on Foreign Investment in the U.S. (“CFIUS”). In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Because we may be considered a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security, we could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

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

Item 2. Properties.

We do not own or lease any real estate or other physical properties materially important to our operations. We maintain our principal executive offices are located 1412 Broadway, 21st Floor, Suite 21V, New York, NY 10018, and our telephone number is (646) 257-5537.

Item 3. Legal Proceedings.

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market Information.

Our Public Units, Ordinary Shares, Warrants, and Rights are each traded on The Nasdaq Capital Market (“Nasdaq”) under the symbols “HSPOU,” “HSPO” “HSPOW,” and “HSPOR,” respectively.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company formed under the laws of Cayman Island on June 14, 2022, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses. On September 16, 2024, we entered into a Business Combination Agreement (defined below) with Group Companies (defined below) and contemplating the Transactions (defined below) thereunder.

We expect to continue to incur significant costs in the pursuit of consummation of the Transactions. We cannot assure you that our plans to raise capital or to complete the Transactions will be successful.

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

Proposed Transactions with Squirrel

On September 16, 2024, HSPO entered into the business combination agreement and plan of merger (as the same may be amended, restated or supplemented, the “Business Combination Agreement”) with Squirrel Enlivened Technology Co., Ltd, a Cayman Islands exempted company limited by shares (“HoldCo”), Squirrel Enlivened International Co., Ltd, a Cayman Islands exempted company limited by shares (“PubCo”) and Squirrel Enlivened Overseas Co., Ltd, a Cayman Islands exempted company limited by shares (“Merger Sub,” together with HoldCo and PubCo, the “Group Companies,” or each individually, a “Group Company”).

HoldCo, through Shenzhen Squirrel Enlivened Media Group Co., Ltd, a limited liability company established under the laws of China (“Shenzhen Squirrel”), and HoldCo’s other subsidiaries, including Squirrel Enlivened (Hong Kong) Technology Limited (“Squirrel HK”), is in the business of brand marketing and strategy consulting.

Pursuant to the Business Combination Agreement, among other things, (a) HoldCo will merge with and into PubCo in accordance with the Companies Act (Revised) of the Cayman Islands (the “Cayman Companies Act”), whereupon the separate existence of HoldCo will cease, and PubCo will be the surviving company (the “Reorganization”), and (b) at least one (1) business day after the closing of the Reorganization (the “Reorganization Closing”), Merger Sub will merge with and into HSPO in accordance with the Cayman Companies Act, whereupon the separate existence of Merger Sub will cease, and HSPO will be the surviving company (the “Merger”). As a result of the Reorganization and the Merger, among other things, (a) all of the issued and outstanding securities of HoldCo immediately prior to the filing of the plan of merger with respect to the Reorganization (the “Plan of Reorganization”) to the Registrar of Companies of the Cayman Islands, or such later time as may be specified in the Plan of Reorganization (the “Reorganization Effective Time”) shall no longer be outstanding and shall automatically be cancelled, in exchange for the right of the holders thereof to receive a certain number of securities of PubCo as described below, and (b) all of the issued and outstanding securities of HSPO immediately prior to the filing of the plan of merger with respect to the Merger (the “Plan of Merger”) to the Registrar of Companies of the Cayman Islands, or such later time as may be specified in the Plan of Merger (the “Merger Effective Time”) shall no longer be outstanding and shall automatically be cancelled, in exchange for the right of the holders thereof to receive substantially equivalent securities of PubCo, in each case, upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with the provisions of the Cayman Companies Act and other applicable laws. The  Reorganization, the Merger, and each of the other transactions contemplated by the Business Combination Agreement or any of the other relevant Transaction Documents (as defined in the Business Combination Agreement) are collectively referred to as “Transactions.”

Pursuant to the Business Combination Agreement, each ordinary share of HoldCo, par value $0.0001 per share (the “HoldCo Ordinary Shares”) issued and outstanding immediately prior to the Reorganization Effective Time, subject to certain exceptions, shall be cancelled and automatically converted into the right to receive, without interest, such number of the newly issued shares of the ordinary shares of PubCo, par value $0.0001 per share (the “PubCo Ordinary Shares”) that is equal to a ratio, being equal to a fraction: (A) the numerator of which is $200,000,000 divided by $10.00 per share, and (B) the denominator of which is the total number of HoldCo Ordinary Shares issued and outstanding immediately prior to the Reorganization Effective Time.

Shareholder Meetings

September 2023 Shareholder Meeting

Following the consummation of our initial public offering, we had until September 27, 2023 to consummate an initial business combination. On September 25, 2023, we held an extraordinary general meeting (the “First Shareholder Meeting”), where the shareholders of the Company approved the proposal to amend Articles 48.7 and 48.8 of the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter”) to provide that the Company must (i) consummate a business combination, or (ii) cease its operations except for the purpose of winding up if it fails to complete such Business Combination and redeem or repurchase 100% of the Company’s public shares included as part of the public units issued in the Company’s initial public offering, by September 27, 2023, and if the Company does not consummate a business combination by September 27, 2023, it may be extended up to six times, each by a one-month extension (the “First Shareholder Meeting Related Monthly Extension”), for a total of up to six months to March 27, 2024, without the need for any further approval of the Company’s shareholders. For each Monthly Extension, the Sponsor and/or its designee will deposit $70,000 (the “First Shareholder Meeting Related Monthly Extension Fee”) for all remaining public shares into the Trust Account. In connection with the First Shareholder Meeting, 562,779 Ordinary Shares were rendered for redemption, and approximately $5.93 million was released from the Trust Account to pay such redeeming shareholders.

March 2024 Shareholder Meeting

On March 22, 2024, we held an extraordinary general meeting of shareholders (the “Second Shareholder Meeting”), where the shareholders of the Company approved the proposals, among the others, to amend Articles 48.7 and 48.8 of the Company’s Charter to provide that the Company must (i) consummate a business combination, or (ii) cease its operations except for the purpose of winding up if it fails to complete such Business Combination and redeem or repurchase 100% of the Company’s public shares included as part of the public units issued in the Company’s initial public offering, by March 27, 2024, and if the Company does not consummate a business combination by March 27, 2024, it may be extended up to nine times, each by a Monthly Extension, for a total of up to nine months to, without the need for any further approval of the Company’s shareholders. For each Monthly Extension, the Sponsor and/or its designee will deposit $60,000 for all remaining public shares into the Trust Account (the “Second Shareholder Meeting Related Extension Fee”). In connection with 2024 Shareholder Meeting, the Company received the redemption requests from its public shareholders to redeem a total of 815,581 Ordinary Shares. In connection with the Second Shareholder Meeting, approximately $8.86 million were released from the Trust Account to pay such redeeming shareholders.

December 2024 Shareholder Meeting

On December 23, 2024, we  held an extraordinary general meeting in lieu of an annual meeting of shareholders (the “Third Shareholder Meeting”), where the shareholders of the Company approved the proposals, among the others, to amend Articles 48.7 and 48.8 of the Company’s Charter to provide that the Company must (i) consummate a business combination, or (ii) cease its operations except for the purpose of winding up if it fails to complete such business combination and redeem or repurchase 100% of the Company’s public shares included as part of the public units issued in the Company’s initial public offering, by December 27, 2024, and if the Company does not consummate a business combination by December 27, 2024, it may be extended up to twelve times, each by a monthly extension (the “Third Shareholder Meeting Related Monthly Extension”), for a total of up to twelve months to, without the need for any further approval of the Company’s shareholders. For each Third Shareholder Meeting Related Monthly Extension, the Sponsor and/or its designee shall deposit $120,000 for all remaining public shares into the Trust Account (the “Third Shareholder Meeting Related Extension Fee”). In connection with the Third Shareholder Meeting, the Company received the redemption requests from its public shareholders to redeem a total of 3,663,651 Ordinary Shares and approximately $41.73 million were released from the Trust Account to pay such redeeming shareholders.

Trust Agreement Amendments

At the First Shareholder Meeting, the shareholders of the Company approved, among others, the Company to amend the Investment Management Trust Agreement dated December 21, 2022, (as the same may be amended, restated or supplemented, the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”) to provide that the Trustee must commence liquidation of the Trust Account by September 27, 2023, or, if further extended by up to six First Shareholder Meeting Related Monthly Extensions, up to March 27, 2024. Upon the shareholders’ approval, on September 25, 2023, the Company and the Trustee entered into the amendment to the Trust Agreement.

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

At the Second Shareholder Meeting, the shareholders of the Company approved, among others, the Company to amend Trust Agreement to provide that the Trustee must commence liquidation of the Trust Account by March 27, 2024, or, if further extended by up to nine Second Shareholder Meeting Related Monthly Extensions, up to December 27, 2024. Upon the shareholders’ approval, on March 22, 2024, the Company and the Trustee entered into the amendment to the Trust Agreement, pursuant to which the Second Shareholder Meeting Related Monthly Extension Fee was $60,000 per each Second Shareholder Meeting Related Monthly Extension.

At the Third Shareholder Meeting, the shareholders of the Company approved, among other things, that the Trustee must commence liquidation of the Trust Account by December 27, 2024, or, if further extended by up to twelve Third Shareholder Meeting Related Monthly Extensions, up to December 27, 2025. Upon the shareholders’ approval, on December 23, 2024, the Company and the Trustee entered into an amendment to the Trust Agreement, pursuant to which the Third Shareholder Meeting Related Monthly Extension Fee is $120,000 for each Third Shareholder Meeting Related Monthly Extension.

Extensions and Extension Notes

In connection with the historical extensions, as of the date hereof, an aggregate of $1,320,000 extension fees had been deposited into the Trust Account, among which $70,000 was made by the Sponsor and $1,250,000 was made by Shenzhen Squirrel or Squirrel HK, respectively. The Company issued a total of 18 unsecured promissory notes to evidence the payment of the Monthly Extension Fees, including 1 note to the Sponsor (the “Sponsor Extension Notes”) and 17 notes to Shenzhen Squirrel or Squirrel HK (the “Squirrel Extension Notes,” together with the Sponsor Extension Note, collectively the “Extension Notes”), respectively.

On September 14, 2024, Shenzhen Squirrel notified HSPO that it has elected not to convert the Squirrel Extension Notes into Conversion Units upon the consummation of the Transactions, and since September 2024, all the subsequent Squirrel Extension Notes were issued without such conversion rights, thus Squirrel Extension Notes will become intercompany notes between PubCo and any other Group Companies, as applicable, upon the Merger Closing.

Working Capital Loans

As of the date hereof, HSPO has issued three (3) Sponsor Working Capital Notes to the Sponsor on April 12, 2024, October 8, 2024 and February 5, 2025, respectively, in connection with the Working Capital Loans in a total amount of $1,000,000 provided by the Sponsor (such three unsecured promissory notes, the “Sponsor Working Capital Notes” and, together with the Extension Notes, collectively, the “Notes”). The proceeds of the Sponsor Notes, which may be drawn down from time to time until the Company consummates its initial business combination, will be used for general working capital purposes.

The Notes bear no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s business combination or (ii) the date of expiry of the term of the Company (the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Extension Notes may be accelerated.

The payee of the Sponsor Extension Notes and the Sponsor Working Capital Notes (collectively, the “Sponsor Notes”) has the right, but not the obligation, to convert the Sponsor Notes, in whole or in part, respectively, into private units (the “Extension Units”) of the Company, each consisting of one Ordinary Share, one warrant, and one right to receive one-tenth (1/10) of one Ordinary Share upon the consummation of a business combination, as described in the IPO prospectus of the Company (File No: 333-268578), by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the business combination. The number of Extension Units to be received by the payees in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the payees by (y) $10.00.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO, search for a target and prepare the Transactions. Following the IPO, we have not generated any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the year ended December 31, 2024, we had a net income of $2,112,351 which consisted of interest and dividend income of $3,171,545 on investments held in Trust Account which was offset by operating cost of $1,059,194.

For the year ended December 31, 2023, we had a net income of $2,911,033 which consisted of interest and dividend income of $3,471,188 on investments held in Trust Account which was offset by operating cost of $560,155.

Liquidity and Capital Resources

As of December 31, 2024, we had $7,815 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes.

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

Over the next 12 months (assuming a business combination is not consummated prior thereto), we will be using the funds held outside of the Trust Account to consummate the Transactions with Squirrel or if the Transactions is terminated, to complete an alternative business combination.

As of the date of this report, we have been relied on the loans from the Sponsor or Squirrel in support of our operations, contemplating the Transactions or the Third Shareholder Meeting Related Extensions. We may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

As of December 31, 2024, we had cash of $7,815 and a working capital deficiency of $1,974,004. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. Our management’s plan in addressing this uncertainty is through the Working Capital Loans from our Sponsor or its affiliates. In addition, if we are unable to complete a business combination within the Combination Period, our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a business combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about our ability to continue as a going concern. Our financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2024, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Investments Held in Trust Account

At December 31, 2024, asset held in the Trust Account was $21,320,091. Substantially all of the assets held in the Trust Account were held in mutual funds with the underlying investments in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Interest and dividend income earned from investments held in Trust Account and gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividend income on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

At December 31, 2024, the assets held in the Trust Account were held in mutual funds with the underlying investments in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities and Level 1 investments.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2024, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in mutual funds with the underlying investments in U.S. Treasury securities. Due to the short-term nature of these investments, we believe there will be no associated material exposure to market or interest rate risk.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is made aware to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting for the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Officers, Directors and Director Nominees

Our officers and directors are as follows:

Name	Age	Position
Mingyu (Michael) Li	41	Chief Executive Officer, Chief Financial Officer, Director, and Chairman
Angel Colon	51	Independent Director
Mark Singh	33	Independent Director
Rodolfo Jose Gonzalez Caceres	53	Independent Director

Mr. Mingyu (Michael) Li, our Chief Executive Officer, Chief Financial Officer, Director and Chairman of the board of director. Since August 2023, Mr. Li has served as the Chief Executive Officer of DREAM SPACE HOLDINGS PTE. LTD., a company providing consulting services located in Singapore. Since March 2023, Mr. Li has served the Chief Executive Officer, Director and Chairman of the board of director of Horizon Space Acquisition II Corp. (Nasdaq: HSPT), a special purpose acquisition company listing on Nasdaq. From March 2022 to March 2024, Mr. Li served as a director of Lakeshore Acquisition II Corp. (Former Nasdaq: LBBB), a special purpose acquisition company previously listing on Nasdaq, which completed its business combination with Nature’s Miracle Holding Inc. (Nasdaq: NMHI). Since November 2021, Mr. Li has served as the Chief Executive Officer of Hangzhou Qianhe Mingde Enterprise Management Consulting Co., Ltd., namely Horizon Holdings, a company providing consulting services. Since March 2020, Mr. Li has served as the Chief Executive Officer of Hangzhou Qianhe Mingde Equity Investment Co., Ltd., namely Horizon Capital, a private equity firm focusing renewable and AI-driven manufacturing. In Horizon Capital, he has led a number of private equity fundraisings, managed advisory business for cross-border mergers & acquisitions (“M&A”). Since December 2019, Mr. Li has served as the Chief Executive Officer at Shenzhen Hetai Mingde Capital Management Co., Ltd., a company provide capital management services. From January 2014 to January 2019, Mr. Li served as a Senior Partner at Hejun Capital, a private equity firm specializing in providing capital operation system solutions to high-growth enterprises. During his tenure in Hejun Capital, Mr. Li participated in two M&A transactions and post-merger integration projects involving listed companies in the media sector. From January 2012 to January 2013, Mr. Li served as a Director of Investment Banking in China Minsheng Bank, one of the leading commercial banks in China, where he was responsible for investment banking and financing needs of large energy companies. Mr. Li received his MBA Degree with a major in Finance from Cheung Kong Graduate School of Business in 2012 and a Bachelor Degree in Law from Hebei University in 2007.

Mr. Angel Colon serves as our independent director. Since July 2021, Mr. Colon has also served as an Independent Director of Sentage Holdings Inc. (Nasdaq: SNTG), a holding company providing financial services in the PRC. Since June 2019, he has served as the Managing Director of Entoro Capital LLC, a financial and strategic advisory services firm. From July 2020 to November 2022, Mr. Colon has served as the Chief Compliance Officer of Entoro Wealth LLC since July 2020, an investment advisory and asset management firm. Both Entoro Wealth LLC and Entoro Capital LLC are affiliated with Entoro Securities LLC (CRD#: 35192/SEC#: 8-4663), a registered brokerage firm. Mr. Colon served as a financial advisor and consultant of Andean Farm and Pharma Corp. from December 2018 to June 2021 and Bronson Resource Limited from December 2018 to June 2021, responsible for research-backed support of strategies concerning the mitigation of risk and financial planning. He has served as a Managing Member of Turing Funds, LLC since July 2017, a financial services firm. He has also served as a Managing Member of NY Capital Management Group, LLC, an investment management firm, since January 2017. From October 2018 to February 2020, Mr. Colon served as a Managing Member of Vega Management Advisors, LLC, and Vega Management Investments, LLC, both of which are investment management firms. Mr. Colon received a Bachelor Degree of Science in International Business from St. John Fisher College in 1996. He has passed FINRA Series 6, Series 7, Series 24, Series 63 and Series 65 examinations and is a licensed broker registered with FINRA (CRD#: 2924711).

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

Mr. Rodolfo Jose Gonzalez Caceres serves as our independent director. Since June 2018, Mr. Gonzalez Caceres has served as a director of DISTASA S.A. ESP, an electricity transmission utility company in Colombia. Since May 2018, Mr. Gonzalez Caceres has been a self-employed independent consultant to provide consultation services for companies in power generation (solar/small hydro), power transmission and commodities trading industries. From September 2011 to April 2018, Mr. Gonzalez Caceres served as an External Relations Manager of Frontera Energy Corp. (TSE: FEC), a Canadian-based petroleum exploration and production company in the business of heavy crude oil and natural gas in South America, where he was responsible for monitoring the legislative and regulatory agenda related to the company’s business and operations. Mr. Gonzalez Caceres received a Juris Doctor Degree from Pontificia Universidad Javeriana in 1992, a Master Degree in International Law from Tulane University Law School in 1996, and a Certificate in Administrative Law from Pontificia Universidad Javeriana in 2006.

Number and Terms of Office of Officers and Directors

Our board of directors consists of four members. Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term: Class I, with a term expiring at the 2027 annual general meeting — Angel Colon; Class II, with a term expiring at the 2025 annual general meeting — Mark Singh and Rodolfo Jose Gonzalez Caceres; and Class III, with a term expiring at the 2026 annual general meeting — Mingyu (Michael) Li. Prior to the completion of an initial business combination, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors. After completion of the business combination, subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our Ordinary Shares.

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

In connection with the vote required for any business combination, all of our officers and directors, have agreed to vote their respective Founder Shares and private shares in favor of any proposed business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to the Founder Shares. If they purchase Ordinary Shares in the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to convert such shares (or sell their shares in any tender offer) in connection with the consummation of our initial business combination or an amendment to our Amended and Restated Memorandum and Articles of Association relating to pre-business combination activity.

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

To further minimize conflicts of interest,  a special committee consisting of independent directors only was formed to review and evaluate the Transactions with Squirrel. The Special Committee obtained  an opinion from an independent investment banking firm that the Transactions are fair to our unaffiliated shareholders from a financial point of view  and approved the Transactions with the Squirrel. Furthermore, none of our insiders, officers, directors, special advisors or their respective affiliates has been or will be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the Transactions with Squirrel.

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

Based solely upon a review of such forms furnished to us during the most recent fiscal year, or written representations that no Forms 5 were required, we believe that that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2024.

Item 11. Executive Compensation.

None of our officers or directors has received any cash compensation for services rendered to us, except that our independent directors, Messrs. Angel Colon, Mark Singh, and Rodolfo Jose Gonzalez Caceres, held 9,000, 5,000 and 4,000 Founder Shares, respectively. Other than as set forth elsewhere, no compensation of any kind, including finder’s and consulting fees, will be paid to our founders, existing officers, directors and advisors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to the IPO to be paid either prior to or in connection with our initial business combination. In addition, our officers, directors and advisors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our founders, officers, directors or advisors, or our or their affiliates, including the extension loan and extension convertible notes.

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

The beneficial ownership of our Ordinary Shares is based on an aggregate of 4,168,739 Ordinary Shares issued and outstanding as of the date hereof and the record of beneficial ownership as indicated in the statements filed with the SEC pursuant section 13(d) or 13(g) as of the date hereof.

	Number of	Percentage of
	Ordinary Shares	Outstanding
Name and Address of Beneficial Owner (1)	Beneficially Owned (2)	Ordinary Shares
Officers and Directors
Mingyu (Michael) Li	2,092,750	50.20%
Angel Colon	9,000	*
Mark Singh	5,000	*
Rodolfo Jose Gonzalez Caceres	4,000	*
All officers and directors as a group (4 individuals)	2,110,750	24.41%
5% Holders
Horizon Space Acquisition I Sponsor Corp. (2)	2,092,750	50.20%
Westchester Capital Management, LLC(3)	297,000	7.12%
First Trust Merger Arbitrage Fund(4)	280,410	6.73%
Mizuho Financial Group, Inc.(5)	399,500	9.58%
WOLVERINE ASSET MANAGEMENT LLC(6)	398,712	9.56%

*	Less than one percent

(1)	Unless otherwise noted, the business address of each of the following is c/o Horizon Space Acquisition I Corp., 1412 Broadway, 21st Floor, Suite 21V, New York, NY 10018.

(2)

Mingyu (Michael) Li is the sole member and sole director of Horizon Space Acquisition I Sponsor Corp., our Sponsor. The person having voting, dispositive or investment powers over the sponsor is Mingyu (Michael) Li, thus Mingyu (Michael) Li is deemed to have beneficial ownership of the shares held by the Sponsor.

(3)

According to a Schedule 13G filed on February 14, 2025, jointly filed by Westchester Capital Management, LLC and Virtus Investment Advisers, LLC and The Merger Fund. The principal business address of the Westchester Capital Management, LLC is 100 Summit Drive, Valhalla, NY 10595 and Virtus Investment Advisers, LLC, One Financial Plaza, Hartford, CT 06103 and The Merger Fund, 101 Munson Street, Greenfield, MA 01301-9683.

(4)

According to a Schedule 13G filed on February 14, 2025, jointly filed by First Trust Merger Arbitrage Fund , First Trust Capital Management L.P., First Trust Capital Solutions L.P., FTCS Sub GP LLC. The principal business address of First Trust Capital Management L.P., First Trust Capital Solutions L.P. and FTCS Sub GP LLC is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of First Trust Merger Arbitrage Fund is 235 West Galena Street, Milwaukee, WI 53212.

(5)	According to a Schedule 13G filed on February 13, 2025 by Mizuho Financial Group, Inc. The principal business address is 1-5-5, Otemachi, Chiyoda-ku, Tokyo, 100-8176, Japan.

(2)

According to a Schedule 13G filed on January 31, 2025, jointly filed by WOLVERINE ASSET MANAGEMENT LLC, Wolverine Trading Partners, Inc., Wolverine Holdings, L.P. Christopher L. Gust, Robert R. Bellick. The principal business address of all the reporting persions is c/o Wolverine Asset Management, LLC, 175 West Jackson Boulevard, Suite 340, Chicago, IL 60604.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Working Capital Loans

In order to meet the Company’s working capital needs following the consummation of the IPO, and to extend our life, the Sponsor, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (the “Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company initial business combination, without interest, or, at the lender’s discretion, up to $3,000,000 of the notes may be converted upon consummation of the Company’s business combination into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 330,000 Ordinary Shares (which includes 30,000 Ordinary Shares issuable underlying rights) and warrants to purchase 300,000 Ordinary Shares if $3,000,000 of notes were so converted). These notes would be in addition to any notes we issued in exchange for the funds necessary to extend our life. If the Company does not complete a business combination, the loans would be repaid out of funds not held in the Trust Account, and only to the extent available.

As of the date hereof, HSPO has issued three (3) Sponsor Working Capital Notes to the Sponsor on April 12, 2024, October 8, 2024 and February 5, 2025, respectively, in connection with the Working Capital Loans in a total amount of $1,000,000 provided by the Sponsor.

Extension Loans

As of December 31, 2024, an aggregate of $1,080,000 monthly extension fee had been deposited into the Trust Account, among which $70,000 was made by the Sponsor and $1,010,000 was made by Shenzhen Squirrel or Squirrel HK, respectively. As of December 31, 2024, the Company issued a total of sixteen unsecured promissory notes to evidence the payment of the monthly extension fees, including 1 Sponsor Extension Notes and 15 Shenzhen Squirrel Extension Notes, respectively. If the Company does not complete a business combination, the loans would be repaid out of funds not held in the Trust Account, and only to the extent available.

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

The payees of the Sponsor Extension Note has the right, but not the obligation, to convert the Sponsor Extension Note, in whole or in part, respectively, into Extension Units of the Company, each consisting of one Ordinary Share, one warrant, and one right to receive one-tenth (1/10) of one Ordinary Share upon the consummation of a business combination, as described in the IPO prospectus of the Company (File No: 333-268578), by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the business combination. The number of Extension Units to be received by the payees in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the payees by (y) $10.00.

On September 14, 2024, Shenzhen Squirrel notified HSPO that it has elected not to convert the Squirrel Extension Notes into Conversion Units upon the consummation of the Transactions, and since September 2024, all the subsequent Squirrel Extension Notes were issued without such conversion rights, thus Squirrel Extension Notes will become intercompany notes between PubCo and any other Group Companies, as applicable, upon the Merger Closing.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY in connection with regulatory filings. The aggregate fees billed by UHY for professional services rendered for the audit of our annual financial statements, review of the financial information included in our other required filings with the SEC for the years ended December 31, 2024 and 2023 totaled $180,396 and $114,402, respectively. The above amounts include interim procedures and audit fees.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” We did not pay UHY for professional services rendered for audit related fees for the years ended December 31, 2024 and 2023.

Tax Fees. We did not pay UHY for tax planning and tax advice for the years ended December 31, 2024 and 2023.

All Other Fees. We did not pay UHY for other services for the years ended December 31, 2024 and 2023.

Before the establishment of the audit comment in December 2022, the Board of Directors pre-approved all auditing services and any non-audit services that are to be performed for the Company by its independent auditor. After the establishment of the audit committee, the audit committee pre-approves all auditing services and any non-audit services that are to be performed for the Company by its independent auditor.

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
2.1*

Business Combination Agreement, dated as of September 16, 2024, by and among Horizon Space Acquisition I Corp., Squirrel Enlivened Technology Co., Ltd, Squirrel Enlivened International Co., Ltd, and Squirrel Enlivened Overseas Co., Ltd. (incorporated herein by reference to Exhibit 2.1 to Form 8-K as filed with the Securities and Exchange Commission on September 16, 2024)

3.1*

Amended and Restated Memorandum and Articles of Association, dated December 21, 2022. (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on December 28, 2022)

3.1*

Special Resolution of the Shareholders of the Company to amend the Amended and Restated Memorandum and Articles of Association dated September 25, 2023. (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on September 27, 2023)

3.2*

Special Resolution of the Shareholders of the Company to amend the Amended and Restated Memorandum and Articles of Association dated March 22, 2024. (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on March 27, 2024)

3.3*

Special resolution of the shareholders of the Company to amend the Amended and Restated Memorandum and Articles of Association adopted on December 23, 2024. (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on December 26, 2024)

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

39

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

10.2*

Extension Promissory Note, dated February 27, 2024, issued by the Company to Shenzhen Squirrel Enlivened Media Group Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on February 28, 2024)

10.3*

Amendment to the Investment Management Trust Agreement dated March 22, 2024, between the Company and Continental Stock Transfer & Trust Company. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on March 27, 2024)

10.4*

Extension Promissory Note, dated March 26, 2024, issued by the Company to Shenzhen Squirrel Enlivened Media Group Co. Ltd. (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on March 27, 2024)

10.5*

Sponsor Promissory Note, dated April 12, 2024, issued by the Company to Shenzhen Squirrel Enlivened Media Group Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on April 15, 2024).

10.6*

Extension Promissory Note, dated April 23, 2024, issued by the Company to Shenzhen Squirrel Enlivened Media Group Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on April 26, 2024).

10.7*

Extension Promissory Note, dated May 27, 2024, issued by the Company to Shenzhen Squirrel Enlivened Media Group Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on May 28, 2024).

10.8*

Extension Promissory Note, dated June 27, 2024, issued by the Company to Shenzhen Squirrel Enlivened Media Group Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on June 28, 2024).

10.9*

Extension Promissory Note, dated July 29, 2024, issued by the Company to Shenzhen Squirrel Enlivened Media Group Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on July 30, 2024).

10.10*

Extension Promissory Note, dated August 26, 2024, issued by the Company to Shenzhen Squirrel Enlivened Media Group Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on August 26, 2024).

10.11*

Sponsor Support Agreement, dated as of September 16, 2024, by and among Horizon Space Acquisition I Sponsor Corp., Horizon Space Acquisition I Corp., Squirrel Enlivened Technology Co., Ltd, and Squirrel Enlivened International Co., Ltd (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on September 16, 2024)

10.12*

Shareholder Support Agreement, dated as of September 16, 2024, by and among Horizon Space Acquisition I Corp., Squirrel Enlivened Technology Co., Ltd., and Squirrel Enlivened International Co., Ltd. and Squirrel Enlivened Holdings Co., Ltd (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on September 16, 2024)

40

10.13*

Extension Promissory Note, dated September 26, 2024, issued by the Company to Shenzhen Squirrel Enlivened Media Group Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on September 27, 2024).

10.14*

Sponsor Promissory Note, dated October 8, 2024, issued by the Company to Shenzhen Squirrel Enlivened Media Group Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on October 11, 2024).

10.15*

Extension Promissory Note, dated October 24, 2024, issued by the Company to Shenzhen Squirrel Enlivened Media Group Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on October 25, 2024).

10.16*

Extension Promissory Note, dated November 27, 2024, issued by the Company to Squirrel Enlivened (Hong Kong) Technology Limited. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on November 27, 2024).

10.17*

Amendment to the Investment Management Trust Agreement dated December 23, 2024, between the Company and Continental Stock Transfer & Trust Company. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on December 26, 2024).

10.18*

Extension Promissory Note, dated December 27, 2024, issued by the Company to Shenzhen Squirrel Enlivened Media Group Co., Ltd (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on  December 30, 2024).

10.19*

Form of Extension Promissory Note to be issued by the Company to Squirrel Enlivened (Hong Kong) Technology Limited. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on  January 30, 2025).

10.20*

Sponsor Promissory Note, dated February 5, 2025, issued by the Company to Horizon Space Acquisition I Sponsor Corp. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on  February 6, 2025).

10.21*

Extension Promissory Note, dated February 26, 2025, issued by the Company to Squirrel Enlivened (Hong Kong) Technology Limited. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on February 28, 2025).

31.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated herein by reference to Exhibit 97 to Form 10-K as filed with the Securities and Exchange Commission on April 1, 2024).

41

99.1*	Audit Committee Charter. (incorporated herein by reference to Exhibit 99.1 to Form S-1 as filed with the Securities and Exchange Commission on December 9, 2022)

99.2*	Compensation Committee Charter. (incorporated herein by reference to Exhibit 99.2 to Form S-1 as filed with the Securities and Exchange Commission on December 9, 2022)

101.INS	Inline XBRL Instance Document – the Inline XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Previously filed
**	Furnished herewith

Item 16. Form 10-K Summary.

None.

42

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON SPACE ACQUISITION I CORP.

Date: March 27, 2025
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

Name	Position	Date

/s/ Mingyu (Michael) Li	Chief Executive Officer, Chief Financial Officer, Chairman and Director	March 27, 2025
Mingyu (Michael) Li	(Principle Executive Officer, Principal Accounting and Financial Officer)

/s/ Angel Colon	Director	March 27, 2025
Angel Colon

/s/ Mark Singh	Director	March 27, 2025
Mark Singh

/s/ Rodolfo Jose Gonzalez Caceres	Director	March 27, 2025
Rodolfo Jose Gonzalez Caceres

43

 HORIZON SPACE ACQUISITION I CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Horizon Space Acquisition I Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Horizon Space Acquisition I Corp. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period year ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared to assume the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s cash and working capital as of December 31, 2024, are not sufficient to complete its planned activities to consummate a business combination for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ UHY LLP
We have served as the Company’s auditor since 2022.
New York, New York
March 27, 2025

HORIZON SPACE ACQUISITION I CORP

BALANCE SHEETS

	December 31, 2024	December 31, 2023

Assets
Current assets:
Cash	$7,815	$283,281
Prepaid expenses	-	15,627
Total current assets	7,815	298,908

Investments held in Trust Account	21,320,091	67,946,855
Total Assets	$21,327,906	$68,245,763

Liabilities, Temporary Equity, and Shareholders' Deficit
Current liabilities:
Promissory notes	$1,010,000	$210,000
Extension loan - related party	70,000	70,000
Working Capital Loan- related party	700,000	-
Accounts payable and accrued expenses	201,819	133,718
Total current liabilities	1,981,819	413,718

Deferred underwriters' discount	2,415,000	2,415,000
Total Liabilities	4,396,819	2,828,718

Commitments and Contingencies

Ordinary shares subject to possible redemption,1,857,989 and 6,337,221 shares at redemption value of $11.475 and $10.722 per share as of December 31, 2024 and 2023, respectively	21,320,091	67,946,855

Shareholders' Deficit:
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding
Ordinary shares, $0.0001 par value, 490,000,000 shares authorized, 2,310,750 shares issued and outstanding as of December 31, 2024 and 2023 (excluding 1,857,989 and 6,337,221 shares subject to possible redemption), respectively	231	231
Additional paid-in capital	-	-
Accumulated deficit	(4,389,235)	(2,530,041)
Total Shareholders' Deficit	(4,389,004)	(2,529,810)
Total Liabilities, Temporary Equity, and Shareholders' Deficit	$21,327,906	$68,245,763

The accompanying notes are an integral part of these financial statements.

HORIZON SPACE ACQUISITION I CORP

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023

Formation and operating costs	$1,059,194	$560,155
Loss from operations	(1,059,194)	(560,155)

Other income
Interest and dividend income on investments held in Trust	3,171,545	3,471,188

Net Income	$2,112,351	$2,911,033

Basic and diluted weighted average redeemable ordinary shares outstanding	5,635,428	6,764,316
Basic and diluted net income per redeemable ordinary shares	$0.47	$0.46

Basic and diluted weighted average non-redeemable ordinary shares outstanding	2,310,750	2,310,750
Basic and diluted net loss per non-redeemable ordinary share	$(0.23)	$(0.08)

The accompanying notes are an integral part of these financial statements.

HORIZON SPACE ACQUISITION I CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	For the Year Ended December 31, 2024
			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	2,310,750	$231	$-	$(2,530,041)	$(2,529,810)
Accretion of carrying value to redemption value	-	-	-	(3,971,545)	(3,971,545)
Net Income	-	-	-	2,112,351	2,112,351
Balance as of December 31, 2024	2,310,750	$231	$-	$(4,389,235)	$(4,389,004)

	For the Year Ended December 31, 2023
			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	2,310,750	$231	$-	$(1,744,886)	$(1,744,655)
Subsequent accretion of carrying value to redemption value	-	-	-	(3,651,188)	(3,651,188)
Offering cost	-	-	-	(45,000)	(45,000)
Net Income	-	-	-	2,911,033	2,911,033
Balance as of December 31, 2023	2,310,750	$231	$-	$(2,530,041)	$(2,529,810)

The accompanying notes are an integral part of these financial statements.

HORIZON SPACE ACQUISITION I CORP

 STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023

Cash Flows from Operating Activities:
Net income	$2,112,351	$2,911,033
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(3,171,545)	(3,471,188)
Changes in operating assets and liabilities:
Prepaid expenses	15,627	108,438
Non-current prepaid expenses	-	19,716
Accounts payable and accrued expenses	68,101	53,876
Net Cash Used in Operating Activities	(975,466)	(378,125)

Cash Flows from Investing Activities:
Proceeds from sale of investments in the Trust Account	50,598,309	78,147,387
Purchase of investments in the Trust Account	-	(72,122,203)
Monthly extension fee deposited into Trust Account	(800,000)	(280,000)
Net Cash Provided by Investing Activities	49,798,309	5,745,184

Cash Flows from Financing Activities:
Ordinary shares redemption	(50,598,309)	(5,925,184)
Proceeds from working Capital loan - Related party	700,000	-
Proceeds from promissory notes- related party		70,000
Proceeds from promissory notes	800,000	210,000
Net Cash Used in Financing Activities	(49,098,309)	(5,645,184)

Net Change in Cash	(275,466)	(278,125)

Cash, beginning of year	283,281	561,406
Cash, end of year	$7,815	$283,281

Supplemental Disclosure of Cash Flow Information:
Offering costs included in accrued expenses	$-	$45,000
Subsequent accretion of carrying value of public shares to redemption value	$(3,971,545)	$(3,651,188)

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

As of December 31, 2024 and 2023, the Company had not commenced any operations. For the period from June 14, 2022 (inception) through December 31, 2024, the Company’s efforts have been limited to organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for an initial Business Combination.  The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and dividend income from the proceeds derived from the IPO (as defined below).

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

On December 23,2024, the Company held an extraordinary general meeting of shareholders (the “2024 December Extraordinary Meeting”) where the shareholders of the Company approved various proposals, including to amend its amended and restated memorandum and articles of association to provide that the Company has until December 27, 2024 to complete a Business Combination and may elect to extend the period to consummate a Business Combination up to nine times, each by an additional monthly extension (the “Additional Monthly Extension”), for a total up to twelve months to December 27, 2025. For each Additional Monthly Extension, the Sponsor and/or its designee will deposit $120,000 for all remaining public shares into the Trust Account (the “Additional New Extension Fee”, New Extension Fee and together with the Original Extension Fee, the “Extension Fee”). In connection with 2024 December Extraordinary Meeting, the Company redeemed a total of 3,663,651 ordinary shares and approximately $41.73 million was released from the Trust Account to pay such redeeming shareholders upon the completion of the redemption.

Horizon Space Acquisition I Corp.

Notes To Financial Statements

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

From January 2024 to December 2024, twelve Extension Fee in a total of 800,000 were deposited into the Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination by January 2025 (the “Extension”). The twelve payments of Extension Fee were made by Shenzhen Squirrel and its wholly owned subsidiary Squirrel Enlivened (Hong Kong) Technology Limited (“Squirrel HK”), pursuant a non-binding letter of intent entered into by and between the Company and Shenzhen Squirrel on October 17, 2023, in connection with a potential Business Combination with Shenzhen Squirrel, as amended (the “LOI”). From January 2024 to December 2024, the Company issued twelve Target Extension Notes to Shenzhen Squirrel and Squirrel HK in connection with the payment of the Extension Fee.

From January 2025 to March 2025, an aggregate of $360,000 of the Extension Fee was deposited into the Trust Account for public shareholders, as a result of which, the Company currently has until April, 2025 to consummation its initial Business Combination. The payment of the Extension Fee was made by Squirrel HK pursuant to the Business Combination Agreement (as defined below). The Company issued Target Extension Notes in the aggregate principal amount of $240,000 to Squirrel HK in connection with the payment of the Extension Fee made from January to February 2025. As of the date hereof, the Company and Squirrel HK are in the process of executing the Target Extension Note in connection with the Extension Fee made by Squirrel HK for March 2025 extension with such terms and conditions substantially the same as previously issued Target Extension Notes

Business Combination Agreement

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

Horizon Space Acquisition I Corp.

Notes To Financial Statements

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

Going Concern Consideration

As of December 31, 2024, the Company had cash of $7,815 and a working capital deficit of $1,974,004.

The Company’s cash and working capital as of December 31, 2024, are not sufficient to complete its planned activities to consummate a Business Combination for the upcoming year. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $7,815 and $283,281 in cash and did not have any cash equivalents as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, $0 and $33,281, respectively, was over the Federal Deposit Insurance Corporation (FDIC) limit.

Furthermore, recent bank failures, non-performance, or other adverse developments that affect financial institutions could impair the ability of one or more of the banks participating in the credit facility from honoring their commitments. Such events could have a material adverse effect on the Company’s financial condition or results of operations.

Investments Held in Trust Account

At December 31, 2024 and 2023, the assets held in the Trust Account were substantially held in mutual funds. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Interest and dividend income earned from investments held in Trust Account and gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividend income on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Income earned on these investments will be fully reinvested into the investments held in the Trust Account and therefore considered as an adjustment to reconcile net income (loss) to net cash used in operating activities in the condensed statements of cash flows. Such income reinvested will be used to redeem all or a portion of the ordinary shares upon the completion of Business Combination. For the years ended December 31, 2024 and 2023, there were $3,171,545 and $3,471,188 of interest and dividend income recognized, respectively.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2024 and 2023, 1,857,989 and 6,337,221 ordinary shares subject to possible redemption are presented at redemption value of $11.475 and $10.722 per share, respectively, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less interest and dividend income and unrealized gain or loss on investments in the Trust Account less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. The conversion feature of promissory note should be considered based on ASU 2020-06. However, the conversion features do not have impact to earnings per share calculation, because company suffered loss in private share as of December 31, 2024 and 2023. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Horizon Space Acquisition I Corp.

Notes To Financial Statements

The net income (loss) per share presented in the statement of operations is based on the following:

	For the year ended December 31, 2024	For the year ended December 31, 2023
Net income	$2,112,351	$2,911,033
Accretion of carrying value to redemption value	(3,971,545)	(3,651,188)
Net loss including accretion of carrying value of Redemption value	$(1,859,194)	$(740,155)

	For the Year Ended		For the Year Ended
	December 31, 2024		December 31, 2023
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Ordinary	Ordinary	Ordinary	Ordinary
	Share	Share	Share	Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(1,318,539)	$(540,654)	$(551,692)	$(188,463)
Accretion of carrying value to redemption value	3,971,545	-	3,651,188	-
Allocation of net income/(loss)	$2,653,006	$(540,654)	$3,099,496	$(188,463)

Denominators:
Weighted-average shares outstanding	5,635,428	2,310,750	6,764,316	2,310,750
Basic and diluted net income/ (loss) per share	$0.47	$(0.23)	$0.46	$(0.08)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2024 and 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

At December 31, 2024 and 2023, the assets held in the Trust Account are invested in the BlackRock Liquidity Treasury Trust Fund, a money market mutual fund. All of the Company’s investments held in the Trust Account are classified as trading securities.

 The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2024 and 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	December 31, 2024		December 31, 2023
	Level	Investment	Level	Investment

Assets:
Investments held in Trust Account	1	21,320,091	1	67,946,855
Total		$21,320,091		$67,946,855

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

Horizon Space Acquisition I Corp.

Notes To Financial Statements

Income earned from U.S. debt obligations held in the Trust Account is intended to qualify for the portfolio income exemption or otherwise be exempt from U.S. withholding taxes. Furthermore, shareholders of the Company’s shares may be subject to tax in their respective jurisdictions based on applicable law, for instance, United States persons may be subject to tax on amounts deemed received depending on whether the Company is a passive foreign investment company and whether U.S. persons have made any applicable tax elections permitted under applicable law. The provision for income taxes was deemed to be immaterial for the years ended December 31, 2024 and 2023.

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

Horizon Space Acquisition I Corp.

Notes To Financial Statements

As of December 31, 2024 and 2023, the amounts of ordinary shares reflected on the condensed balance sheets are reconciled in the following table.

Ordinary shares subject to possible redemption, December 31, 2022	$70,220,851
Less:
Redemptions	(5,925,184)
Amount transferred to operating account	(100,000)
Plus:
Subsequent accretion of carrying value to redemption value	3,471,188
Monthly extension fees deposited	280,000
Ordinary shares subject to possible redemption, December 31, 2023	67,946,855
Less:
Redemptions	(50,598,309)
Plus:
Subsequent accretion of carrying value to redemption value	3,171,545
Monthly extension fees deposited	800,000
Ordinary shares subject to possible redemption, December 31, 2024	$21,320,091

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

Note 5 — Promissory Notes

Pursuant to the non-binding LOI and the Business Combination Agreement, PubCo has agreed to deposit the agreed reasonable amount into the Company’s Trust Account in order to effectuate the extension of the Company’s deadline to consummate a Business Combination. Shenzhen Squirrel and Squirrel HK had deposited a total of fifteen Monthly Extension Fees from October 2023 through December 31,2024, including five payments for the Original Extension Fee each in the amount of $70,000 from October 2023 through February 2024, nine payments for the New Extension Fee each in the amount of $60,000 from March through November 2024, and one payments for the Additional Extension Fee in the amount of $120,000 in December 2024 or an aggregate of $800,000, into the Trust Account of the Company to extend the deadline for the Company to complete the Business Combination contemplated therein by January 30, 2025. Each Monthly Extension Payment from Shenzhen Squirrel and Squirrel HK was evidenced by an unsecured promissory note (collectively, the “Target Extension Notes”) issued by the Company to Shenzhen Squirrel and Squirrel HK.

Among which, (1) the Target Extension Notes from October 2023 to August 2024 bear no interest and are payable in full upon the earlier to occur of (i) the consummation of the Company’s initial Business Combination or (ii) the date of expiration of the term of the Company (the “Maturity Date”). As the payee of the Target Extension Notes, Shenzhen Squirrel, has the right, but not the obligation, to convert the Target Extension Notes, in whole or in part, respectively, into private units (the “Extension Units”) of the Company, each consisting of one ordinary share, one warrant, and one right to receive one-tenth (1/10) of one ordinary share upon the consummation of its initial Business Combination. The number of Extension Units to be received by the payees in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such payee by (y) $10.00. At Maturity Date, any overdue amounts shall accrue default interest at a rate per annum equal to the interest rate which is the prevailing short term United States Treasury Bill rate, from the date on which such payment is due until the day on which all sums due are received by Shenzhen Squirrel (2) The Target Extension Notes from September 2024 to December 2024 also bear no interest and are payable in full on the earlier of (i) the Company’s initial Business Combination or (ii) the expiration of the Company’s term (the “Maturity Date”). However, unlike the Target Extension Notes from October 2023 to August 2024, the Target Extension Notes from September 2024 to December 2024 do not include any conversion feature.

As of December 31, 2024 and 2023, the Company had borrowings of $1,010,000 and $210,000 under the Target Extension Notes from Shenzhen Squirrel and Squirrel HK, respectively.

Horizon Space Acquisition I Corp.

Notes To Financial Statements

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

As of December 31, 2024 and 2023, the Company had borrowings of 70,000, under the Sponsor Extension Note from the Sponsor.

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

As of December 31, 2024 and 2023, the Company had $700,000 and $0 borrowings under the working capital loans

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

Horizon Space Acquisition I Corp.

Notes To Financial Statements

As of December 31, 2024 and 2023, there were 2,310,750 ordinary shares issued and outstanding, excluding 1,857,989 and 6,337,221 shares subject to possible redemption, respectively.

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

As of December 31, 2024 and 2023, 6,900,000 public warrants were outstanding. Substantially concurrently with the closing of the IPO, the Company issued 385,750 private warrants to the Sponsor included in the Private Placement Units. As of December 31, 2024 and 2023, there were 385,750 private warrants issued and outstanding. The Company will account for warrants as equity instruments in accordance with ASC 815, Derivatives and Hedging, based on the specific terms of the warrant agreement.

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

Horizon Space Acquisition I Corp.

Notes To Financial Statements

Note 9 — Segment information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance. The Company has adopted the guidance in ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in the accompanying financial statements using the retrospective method of adoption.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Professional service fee in connection with the Business Combination	$398,163	$-
Other formation and operating costs	661,031	560,155
Total formation and operating costs	$1,059,194	$560,155
Interest earned on investment held in Trust Account	$3,171,545	$3,471,188
Net income	$2,112,351	$2,911,033

The key measures of segment profit or loss reviewed by our CODM are interest earned on investment in Trust Account and formation and operating expenses. The CODM reviews interest earned on investment in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Within formation and operating costs, the CODM specifically reviews professional service fees in connection with the business combination, which are a significant segment expense, and include legal fees, and advisory fees, as these represent significant costs affecting the Company’s consummation of the Business Combination. Other formation and operating costs, including accounting expenses, printing expenses, and regulatory filing fees, are reviewed in aggregate to ensure alignment with budget and contractual obligations. These expenses are monitored to manage and forecast cash available to complete a business combination within the required period.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when the financial statements were issued. Based on this review, management identified the following subsequent events that are required disclosures in the financial statements.

From January to March 2025, an aggregate of $360,000 of the Extension Fee was deposited into the Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination by 3 month from January 2025 to April 2025. The payment of the Extension Fee was made by Squirrel HK pursuant to the Business Combination Agreement. The Company issued Target Extension Notes in the aggregate principal amount of $240,000 to Squirrel HK in connection with the payment of the Extension Fee made from January to February 2025. As of the date hereof, the Company and Squirrel HK are in the process of executing the Target Extension Note in connection with the Extension Fee made by Squirrel HK for March 2025 extension with such terms and conditions substantially the same as previously issued Target Extension Notes.

