Form 10-Q
period 2025-03-31
Horizon Space Acquisition I Corp.
filed 2025-05-14
CIK 1946021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of the date hereof, there were 4,168,739 ordinary shares of the Company, par value $0.0001 per share, issued and outstanding.

HORIZON SPACE ACQUISITION I CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HORIZON SPACE ACQUISITION I CORP
CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$50,808	$7,815
Prepaid expenses	63,751	-
Total current assets	114,559	7,815

Investments held in Trust Account	21,904,843	21,320,091
Total Assets	$22,019,402	$21,327,906

Liabilities, Temporary Equity, and Shareholders' Deficit
Current liabilities:
Promissory notes	$1,370,000	$1,010,000
Extension loan - related party	70,000	70,000
Working Capital Loan- related party	950,000	700,000
Accounts payable and accrued expenses	211,861	201,819
Total current liabilities	2,601,861	1,981,819

Deferred underwriters' discount	2,415,000	2,415,000
Total Liabilities	5,016,861	4,396,819

Commitments and Contingencies

Ordinary shares subject to possible redemption,1,857,989 and 1,857,989 shares at redemption value of $11.790 and $11.475 per share as of March 31, 2025 and December 31, 2024, respectively	21,904,843	21,320,091

Shareholders' Deficit:
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding
Ordinary shares, $0.0001 par value, 490,000,000 shares authorized, 2,310,750 shares issued and outstanding as of March 31, 2025 and December 31, 2024 (excluding 1,857,989 shares subject to possible redemption)	231	231
Additional paid-in capital	-	-
Accumulated deficit	(4,902,533)	(4,389,235)
Total Shareholders' Deficit	(4,902,302)	(4,389,004)
Total Liabilities, Temporary Equity, and Shareholders' Deficit	$22,019,402	$21,327,906

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION I CORP
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024

Formation and operating costs	$153,298	$147,659
Loss from operations	(153,298)	(147,659)

Other income
Interest and dividend income on investments held in Trust	224,752	881,123

Net Income	$71,454	$733,464

Basic and diluted weighted average redeemable ordinary shares outstanding	1,857,989	6,301,371
Basic and diluted net income per redeemable ordinary shares	$0.19	$0.13

Basic and diluted weighted average non-redeemable ordinary shares outstanding	2,310,750	2,310,750
Basic and diluted net loss per non-redeemable ordinary share	$(0.12)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION I CORP
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	For the Three Months Ended March 31, 2025
			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2024 (Audited)	2,310,750	$231	$-	$(4,389,235)	$(4,389,004)
Accretion of carrying value to redemption value	-	-	-	(584,752)	(584,752)
Net Income	-	-	-	71,454	71,454
Balance as of March 31, 2025 (Unaudited)	2,310,750	$231	$-	$(4,902,533)	$(4,902,302)

	For the Three Months Ended March 31, 2024
			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023 (Audited)	2,310,750	$231	$-	$(2,530,041)	$(2,529,810)
Accretion of carrying value to redemption value	-	-	-	(1,081,123)	(1,081,123)
Net Income	-	-	-	733,464	733,464
Balance as of March 31, 2024 (Unaudited)	2,310,750	$231	$-	$(2,877,700)	$(2,877,469)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION I CORP
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024

Cash Flows from Operating Activities:
Net income	$71,454	$733,464
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(224,752)	(881,123)
Changes in operating assets and liabilities:
Prepaid expenses	(63,751)	(45,123)
Accounts payable and accrued expenses	10,042	2,610
Net Cash Used in Operating Activities	(207,007)	(190,172)

Cash Flows from Investing Activities:
Proceeds from sale of investments in the Trust Account	-	8,864,168
Monthly extension fee deposited into Trust Account	(360,000)	(200,000)
Net Cash (Used in) Provided by Investing Activities	(360,000)	8,664,168

Cash Flows from Financing Activities:
Ordinary shares redemption	-	(8,864,168)
Proceeds from working Capital loan - Related party	250,000	-
Proceeds from promissory notes	360,000	200,000
Net Cash Provided by (Used in) Financing Activities	610,000	(8,664,168)

Net Change in Cash	42,993	(190,172)

Cash, beginning of period	7,815	283,281
Cash, end of period	$50,808	$93,109

Supplemental Disclosure of Cash Flow Information:
Subsequent accretion of carrying value of public shares to redemption value	$(584,752)	$(1,081,123)

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

As of March 31, 2025 and December 31, 2024, the Company had not commenced any operations. For the period from June 14, 2022 (inception) through March 31, 2025, the Company’s efforts have been limited to organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for an initial Business Combination.  The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and dividend income from the proceeds derived from the IPO (as defined below).

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

Horizon Space Acquisition I Corp.

Notes To Financial Statements

On December 23, 2024, the Company held an extraordinary general meeting of shareholders (the “2024 December Extraordinary Meeting”) where the shareholders of the Company approved various proposals, including to amend its amended and restated memorandum and articles of association to provide that the Company has until December 27, 2024 to complete a Business Combination and may elect to extend the period to consummate a Business Combination up to nine times, each by an additional monthly extension (the “Additional Monthly Extension”), for a total up to twelve months to December 27, 2025. For each Additional Monthly Extension, the Sponsor and/or its designee will deposit $120,000 for all remaining public shares into the Trust Account (the “Additional New Extension Fee” and, together with the New Extension Fee and the Original Extension Fee, the “Extension Fee”). In connection with 2024 December Extraordinary Meeting, the Company redeemed a total of 3,663,651 ordinary shares and approximately $41.73 million was released from the Trust Account to pay such redeeming shareholders upon the completion of the redemption.

From September 2023 to December 2023, an aggregate of $280,000 Extension Fee had been deposited into the Trust Account, among which $70,000 was made by the Sponsor and $210,000 was made by Shenzhen Squirrel Enlivened Media Group Co. Ltd (“Shenzhen Squirrel”) pursuant a non-binding letter of intent entered into by and between the Company and Shenzhen Squirrel on October 17, 2023, in connection with a potential Business Combination with Shenzhen Squirrel, as amended (the “LOI”), respectively. The Company issued the Sponsor Extension Note (as defined below) to the Sponsor and three unsecured promissory notes to Shenzhen Squirrel (the “Target Extension Notes” and together with the Sponsor Extension Note, collectively, the “Extension Notes”), respectively, in connection with their payment for the Extension Fees.

From January 2024 to December 2024, twelve Extension Fee in a total of $800,000 were deposited into the Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination by January 2025 (the “Extension”). The twelve payments of Extension Fee were made by Shenzhen Squirrel and Squirrel Enlivened (Hong Kong) Technology Limited (“Squirrel HK”), another wholly owned subsidiary of Squirrel HoldCo (as defined below) pursuant to the LOI and the Business Combination Agreement (as defined below), as applicable. From January 2024 to December 2024, the Company issued twelve Target Extension Notes to Shenzhen Squirrel and Squirrel HK in connection with the payment of the Extension Fee.

From January 2025 to April 2025, an aggregate of $480,000 of the Extension Fee was deposited into the Trust Account for public shareholders, as a result of which, the Company currently has until May 27, 2025 to consummation its initial Business Combination. The payment of the Extension Fee was made by Squirrel HK pursuant to the Business Combination Agreement (as defined below). The Company issued Target Extension Notes in the aggregate principal amount of $480,000 to Squirrel HK in connection with the payment of the Extension Fee made from January to April 2025.

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

Going Concern Consideration

As of March 31, 2025, the Company had cash of $50,808 and a working capital deficit of $2,487,303.

The Company’s cash and working capital as of March 31, 2025, are not sufficient to complete its planned activities to consummate a Business Combination for the upcoming year. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 28, 2025.

Horizon Space Acquisition I Corp.

Notes To Financial Statements

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $50,808 and $7,815 in cash and did not have any cash equivalents as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, the Company did not have any cash balances in excess of the Federal Deposit Insurance Corporation (FDIC) limit.

Furthermore, recent bank failures, non-performance, or other adverse developments that affect financial institutions could impair the ability of one or more of the banks participating in the credit facility from honoring their commitments. Such events could have a material adverse effect on the Company’s financial condition or results of operations.

Investments Held in Trust Account

At March 31, 2025 and December 31, 2024, the assets held in the Trust Account were substantially held in mutual funds. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Interest and dividend income earned from investments held in Trust Account and gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividend income on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Income earned on these investments will be fully reinvested into the investments held in the Trust Account and therefore considered as an adjustment to reconcile net income (loss) to net cash used in operating activities in the condensed statements of cash flows. Such income reinvested will be used to redeem all or a portion of the ordinary shares upon the completion of Business Combination. For the three months ended March 31, 2025 and 2024, there were $224,752 and $881,123 of interest and dividend income recognized, respectively.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2025 and December 31, 2024, 1,857,989 ordinary shares subject to possible redemption are presented at redemption value of $11.790 and $11.475 per share, respectively, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less interest and dividend income and unrealized gain or loss on investments in the Trust Account less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. The conversion feature of promissory note should be considered based on ASU 2020-06. However, the conversion features do not have impact to earnings per share calculation, because company suffered loss in private share for the three months ended March 31, 2025 and 2024. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Horizon Space Acquisition I Corp.

Notes To Financial Statements

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Net income	$71,454	$733,464
Accretion of carrying value to redemption value	(584,752)	(1,081,123)
Net loss including accretion of carrying value of Redemption value	$(513,298)	$(347,659)

	For the Three Months Ended		For the Three Months Ended
	March 31, 2025		March 31, 2024
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Ordinary	Ordinary	Ordinary	Ordinary
	Share	Share	Share	Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(228,775)	$(284,523)	$(254,378)	$(93,281)
Accretion of carrying value to redemption value	584,752	-	1,081,123	-
Allocation of net income/(loss)	$355,977	$(284,523)	$826,745	$(93,281)

Denominators:
Weighted-average shares outstanding	1,857,989	2,310,750	6,301,371	2,310,750
Basic and diluted net income/ (loss) per share	$0.19	$(0.12)	$0.13	$(0.04)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2025 and December 31, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

At March 31, 2025 and December 31, 2024, the assets held in the Trust Account are invested in the BlackRock Liquidity Treasury Trust Fund, a money market mutual fund. All of the Company’s investments held in the Trust Account are classified as trading securities.

 The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	March 31, 2025		December 31, 2024
	Level	Investment	Level	Investment

Assets:
Investments held in Trust Account	1	$21,904,843	1	$21,320,091
Total		$21,904,843		$21,320,091

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified Cayman Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on June 14, 2022, the evaluation was performed for both 2022, 2023, and 2024 tax years which will be the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

Horizon Space Acquisition I Corp.

Notes To Financial Statements

Income earned from U.S. debt obligations held in the Trust Account is intended to qualify for the portfolio income exemption or otherwise be exempt from U.S. withholding taxes. Furthermore, shareholders of the Company’s shares may be subject to tax in their respective jurisdictions based on applicable law, for instance, United States persons may be subject to tax on amounts deemed received depending on whether the Company is a passive foreign investment company and whether U.S. persons have made any applicable tax elections permitted under applicable law. The provision for income taxes was deemed to be immaterial for the three months ended March 31, 2025 and 2024.

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

Horizon Space Acquisition I Corp.

Notes To Financial Statements

As of March 31, 2025 and December 31, 2024, the amounts of ordinary shares reflected on the condensed balance sheets are reconciled in the following table.

Ordinary shares subject to possible redemption, December 31, 2023	$67,946,855
Less:
Redemptions	(50,598,309)
Plus:
Subsequent accretion of carrying value to redemption value	3,171,545
Monthly extension fees deposited	800,000
Ordinary shares subject to possible redemption, December 31, 2024	21,320,091
Plus:
Subsequent accretion of carrying value to redemption value	224,752
Monthly extension fees deposited	360,000
Ordinary shares subject to possible redemption, March 31, 2025	$21,904,843

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

Note 5 — Promissory Notes

Pursuant to the non-binding LOI and the Business Combination Agreement, PubCo has agreed to deposit the agreed reasonable amount into the Company’s Trust Account in order to effectuate the extension of the Company’s deadline to consummate a Business Combination. Squirrel HK had deposited a total of four Extension Fees each in the amount of $120,000 from January through April 2025 into the Trust Account of the Company to extend the deadline for the Company to complete the Business Combination contemplated therein by May 27, 2025. Each Monthly Extension Payment from Shenzhen Squirrel and Squirrel HK was evidenced by the Target Extension Note issued by the Company to Shenzhen Squirrel and/or Squirrel HK, as applicable.

Among the Target Extension Notes, (1) the Target Extension Notes from October 2023 to August 2024 bear no interest and are payable in full upon the earlier to occur of (i) the consummation of the Company’s initial Business Combination or (ii) the date of expiration of the term of the Company (the “Maturity Date”). As the payee of such Target Extension Notes, Shenzhen Squirrel, has the right, but not the obligation, to convert the Target Extension Notes, in whole or in part, respectively, into private units (the “Extension Units”) of the Company, each consisting of one ordinary share, one warrant, and one right to receive one-tenth (1/10) of one ordinary share upon the consummation of its initial Business Combination. The number of Extension Units to be received by the payees in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such payee by (y) $10.00. At Maturity Date, any overdue amounts shall accrue default interest at a rate per annum equal to the interest rate which is the prevailing short term United States Treasury Bill rate, from the date on which such payment is due until the day on which all sums due are received by Shenzhen Squirrel, and (2) the Target Extension Notes from September 2024 to March 2025 also bear no interest and are payable in full on the Maturity Date. However, unlike the Target Extension Notes from October 2023 to August 2024, the Target Extension Notes from September 2024 to March 2025 do not include any conversion feature.

As of March 31, 2025 and December 31, 2024, the Company had borrowings of $1,370,000 and $1,010,000 under the Target Extension Notes from Shenzhen Squirrel and/or Squirrel HK, respectively.

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

As of March 31, 2025 and December 31, 2024, the Company had borrowings of $70,000, under the Sponsor Extension Note from the Sponsor.

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

Horizon Space Acquisition I Corp.

Notes To Financial Statements

On April 12, 2024, October 8, 2024, and February 5, 2025, the Company issued unsecured promissory notes in the total principal amount of $1,000,000 to the Sponsor (the “Sponsor Notes,” together with the Extension Notes, collectively, the “Notes”). The proceeds of the Sponsor Notes, which may be drawn down from time to time until the Company consummates its initial Business Combination, will be used for general working capital purposes. The Notes bear no interest and are payable in full upon the Maturity Date. The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Notes may be accelerated. The payees of the Notes have the right, but not the obligation, to convert the Notes, in whole or in part, respectively, into the Conversion Units of the Company, each consisting of one ordinary share, one warrant, and one right to receive one-tenth (1/10) of one ordinary share upon the consummation of a Business Combination. The number of Conversion Units to be received by the payees in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the payees by (y) $10.00.

As of March 31, 2025 and December 31, 2024, the Company had $950,000 and $700,000 borrowings under the working capital loans

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

Horizon Space Acquisition I Corp.

Notes To Financial Statements

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

As of March 31, 2025 and December 31, 2024, there were 2,310,750 ordinary shares issued and outstanding, excluding 1,857,989 shares subject to possible redemption as of each respective date.

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

As of March 31, 2025 and December 31, 2024, 6,900,000 public warrants were outstanding. Substantially concurrently with the closing of the IPO, the Company issued 385,750 private warrants to the Sponsor included in the Private Placement Units. As of March 31, 2025 and December 31, 2024, there were 385,750 private warrants issued and outstanding. The Company will account for warrants as equity instruments in accordance with ASC 815, Derivatives and Hedging, based on the specific terms of the warrant agreement.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Professional service fee in connection with the Business Combination	$(35,000)	$(10,000)
Other formation and operating costs	(118,298)	(137,659)
Total formation and operating costs	(153,298)	(147,659)
Interest earned on investment held in Trust Account	224,752	881,123
Net income	$71,454	$733,464

Horizon Space Acquisition I Corp.

Notes To Financial Statements

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

On April 24, 2025, an aggregate of $120,000 of the Extension Fee was deposited into the Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination by one month from April 27, 2025 to May 27, 2025. The payment of the Monthly Extension Fee was made by Squirrel HK, pursuant to the Business Combination Agreement. The Company issued the Target Extension Note in the aggregate principal amount of $120,000 dated April 28, 2025 to Squirrel HK in connection with the payment of the Extension Fee.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to the “Company,” “HSPO,” “us,” “our,” or “we” refer to Horizon Space Acquisition I Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes herein.

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

Recent Developments

Extensions and Extension Notes

Pursuant to the Company’s Amended and Restated Memorandum and Articles of Association, the Company must (i) consummate a business combination, or (ii) cease its operations except for the purpose of winding up if it fails to complete such business combination and redeem or repurchase 100% of the Company’s public shares included as part of the public units issued in the Company’s initial public offering, by  December 27, 2024, and if the Company does not consummate a business combination by December 27, 2024, it may be extended up to twelve times, each by a one-month extension (the “Monthly Extension”), for a total of up to twelve months to December 27, 2025, without the need for any further approval of the Company’s shareholders. For each Monthly Extension, the Sponsor and/or its designee will deposit $120,000 for all remaining public shares into the Trust Account (the “Monthly Extension Fee”). Currently, the Company has until May 27, 2025 to complete its initial business combination.

From January 2025 to the date hereof, four (4) Monthly Extension Fees in a total of $480,000 were deposited into the Trust Account for the public shareholders, which enabled the Company to extend the period of time it has to consummate its initial business combination by May 27, 2025. The payment of the Monthly Extension Fees was made by Squirrel Enlivened (Hong Kong) Technology Limited (“Squirrel HK”) pursuant to that certain Agreement and Plan of Merger (the “Business Combination Agreement”) dated September 16, 2024, by and among the Company, Squirrel Enlivened Technology Co., Ltd, a Cayman Islands exempted company (“Squirrel HoldCo”), Squirrel Enlivened International Co., Ltd, a Cayman Islands exempted company and a wholly-owned subsidiary of Squirrel HoldCo (“Squirrel Cayman”), and other parties in connection with the proposed business combination (“Squirrel Transactions”).

As a result, from January 2025 to the date hereof, the Company issued a total of four (4) unsecured promissory notes to Squirrel HK in connection with the payment for the Monthly Extension Fee (the “Extension Notes”). Currently, the Company has until May 27, 2025 to consummate its initial business combination.

Working Capital Loans

On February 5, 2025, the Company issued one unsecured promissory note in the principal amount of $300,000 to the Sponsor (the “Sponsor Note” together with the Extension Notes, collectively, the “Notes”). The proceeds of the Sponsor Note, which may be drawn down from time to time until the Company consummates its initial business combination, will be used for general working capital purposes.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our activities from inception through March 31, 2025 involved mainly searching for a suitable target for our initial business combination and to facilitate the consummation of the Squirrel Transactions. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the three months ended March 31, 2025, we had a net income of $71,454 which consisted of interest and dividend income of $224,752 on investments held in Trust Account which was offset by operating cost of $153,298.

For the three months ended March 31, 2024, we had net income of $733,464 which consisted of interest and dividend income of $881,123 on investments held in Trust Account which was offset by operating costs of $147,659.

Liquidity and Capital Resources

For the three months ended March 31, 2025, cash used in operating activities was $207,007. As of March 31, 2025, we had cash of $50,808 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem the ordinary shares. As of March 31, 2025, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

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

As of March 31, 2025, we had cash of $50,808 and working capital deficiency of $2,487,303. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. Our management’s plan in addressing this uncertainty is through the funds loaned from our Sponsor, officers, directors or their affiliates. In addition, if we are unable to complete a business combination by December 27, 2025 (if fully extended) (the “Combination Period”), our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a business combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about our ability to continue as a going concern. Our financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2025, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

On February 5, 2025, the Company issued the Sponsor Note in the principal amount of $300,000 to the Sponsor. The proceeds of the Sponsor Note, which may be drawn down from time to time until the Company consummates its initial business combination, will be used for general working capital purposes. The Sponsor Note bears no interest and are payable in full upon the earlier to occur of (i) the consummation of the Company’s business combination or (ii) the date of expiry of the term of the Company (the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Sponsor Notes may be accelerated. The payees of the Sponsor Note have the right, but not the obligation, to convert the Sponsor Note, in whole or in part, respectively, into private units (the “Conversion Units”) of the Company, each consisting of one Ordinary Share, one warrant, and one right to receive one-tenth (1/10) of one Ordinary Share upon the consummation of a business combination. The number of Conversion Units to be received by the payees in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the payees by (y) $10.00.

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

Investments Held in Trust Account

At March 31, 2025, assets held in the Trust Account was $21,904,843. Substantially all of the assets held in the Trust Account were held in mutual funds. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividend income on investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

At March 31, 2025 and December 31, 2024, the assets held in the Trust Account were substantially held in mutual funds and U.S. Treasury securities, respectively. All of the Company’s investments held in the Trust Account are classified as trading securities.

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

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer who also serves as our principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Not applicable to a smaller reporting company. However, factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our IPO prospectus, our annual report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”) as filed with the SEC on March 28, 2025, and in a proxy statement/prospectus in connection with the Squirrel Transactions on the Form F-4 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our IPO prospectus and Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On February 5, 2025, the Company issued the Sponsor Note to the Sponsor in the principal amount of $300,000, which may be drawn down from time to time until the Company consummates its initial business combination, for general working capital purposes.

The information of the Sponsor Note contained under Item 2 of Part I above is incorporated herein by reference in response to this item. The issuance of the Sponsor Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

3.4

Special resolution of the shareholders of the Company to amend the Amended and Restated Memorandum and Articles of Association adopted on December 23, 2024. (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on December 26, 2024)

10.1*	Extension Promissory Note, dated January 28, 2025, issued by the Company to Squirrel Enlivened (Hong Kong) Technology Limited
10.2

Sponsor Promissory Note, dated February 5, 2025, issued by the Company to Horizon Space Acquisition I Sponsor Corp. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on  February 6, 2025).

10.3

Extension Promissory Note, dated February 26, 2025, issued by the Company to Squirrel Enlivened (Hong Kong) Technology Limited. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on February 28, 2025).

10.4

Extension Promissory Note, dated March 28, 2025, issued by the Company to Squirrel Enlivened (Hong Kong) Technology Limited. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on March 28, 2025).

10.5

Extension Promissory Note, dated April 28, 2025, issued by the Company to Squirrel Enlivened (Hong Kong) Technology Limited. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on April 28, 2025).

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

HORIZON SPACE ACQUISITION I CORP.

Date: May 14. 2025	By:	/s/ Mingyu (Michael) Li
Mingyu (Michael) Li
Chief Executive Officer, Chief Financial Officer, Chairman and Secretary (Principal Executive Officer, Principal Financial Officer and Accounting Officer)

