Form 10-Q
period 2025-06-30
Horizon Space Acquisition I Corp.
filed 2025-08-11
CIK 1946021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

HORIZON SPACE ACQUISITION I CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

HORIZON SPACE ACQUISITION I CORP

CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$13,259	$7,815
Prepaid expenses	42,500	-
Total current assets	55,759	7,815

Investments held in Trust Account	22,494,719	21,320,091
Total Assets	$22,550,478	$21,327,906

Liabilities, Temporary Equity, and Shareholders' Deficit
Current liabilities:
Promissory notes	$1,730,000	$1,010,000
Extension loan - related party	70,000	70,000
Working Capital Loan- related party	1,060,000	700,000
Accounts payable and accrued expenses	197,050	201,819
Total current liabilities	3,057,050	1,981,819

Deferred underwriters' discount	2,415,000	2,415,000
Total Liabilities	5,472,050	4,396,819

Commitments and Contingencies

Ordinary shares subject to possible redemption, 1,857,989 shares at redemption value of $12.107 and $11.475 per share as of June 30, 2025 and December 31, 2024, respectively	22,494,719	21,320,091

Shareholders' Deficit:
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding Ordinary shares, $0.0001 par value, 490,000,000 shares authorized, 2,310,750 shares issued and outstanding as of June 30, 2025 and December 31, 2024 (excluding 1,857,989 shares subject to possible redemption)	231	231
Additional paid-in capital	-	-
Accumulated deficit	(5,416,522)	(4,389,235)
Total Shareholders' Deficit	(5,416,291)	(4,389,004)
Total Liabilities, Temporary Equity, and Shareholders' Deficit	$22,550,478	$21,327,906

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION I CORP

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024

Formation and operating costs	$153,989	$155,009	$307,287	$302,668
Loss from operations	(153,989)	(155,009)	(307,287)	(302,668)

Other income
Interest and dividend income on investments held in Trust	229,876	784,220	454,628	1,665,343

Net Income	$75,887	$629,211	$147,341	$1,362,675

Basic and diluted weighted average redeemable ordinary shares outstanding	1,857,989	5,521,640	1,857,989	5,911,506
Basic and diluted net income per redeemable ordinary shares	$0.19	$0.13	$0.39	$0.26

Basic and diluted weighted average non-redeemable ordinary shares outstanding	2,310,750	2,310,750	2,310,750	2,310,750
Basic and diluted net loss per non-redeemable ordinary share	$(0.12)	$(0.04)	$(0.25)	$(0.08)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION I CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS'  DEFICIT

	For the Six Months Ended June 30, 2025
			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2024 (Audited)	2,310,750	$231	$-	$(4,389,235)	$(4,389,004)
Accretion of carrying value to redemption value	-	-	-	(584,752)	(584,752)
Net Income	-	-	-	71,454	71,454
Balance as of March 31, 2025 (Unaudited)	2,310,750	231	-	(4,902,533)	(4,902,302)
Accretion of carrying value to redemption value	-	-	-	(589,876)	(589,876)
Net Income	-	-	-	75,887	75,887
Balance as of June 30, 2025 (Unaudited)	2,310,750	$231	$-	$(5,416,522)	$(5,416,291)

	For the Six Months Ended June 30, 2024
			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023 (Audited)	2,310,750	$231	$-	$(2,530,041)	$(2,529,810)
Accretion of carrying value to redemption value	-	-	-	(1,081,123)	(1,081,123)
Net Income	-	-	-	733,464	733,464
Balance as of March 31, 2024 (Unaudited)	2,310,750	231	-	(2,877,700)	(2,877,469)
Accretion of carrying value to redemption value	-	-	-	(964,220)	(964,220)
Net Income	-	-	-	629,211	629,211
Balance as of June 30, 2024 (Unaudited)	2,310,750	$231	$-	$(3,212,709)	$(3,212,478)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024

Cash Flows from Operating Activities:
Net income	$147,341	$1,362,675
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(454,628)	(1,665,343)
Changes in operating assets and liabilities:
Prepaid expenses	(42,500)	(44,762)
Accounts payable and accrued expenses	(4,769)	(113,975)
Net Cash Used in Operating Activities	(354,556)	(461,405)

Cash Flows from Investing Activities:
Proceeds from sale of investments in the Trust Account	-	8,864,167
Monthly extension fee deposited into Trust Account	(720,000)	(380,000)
Net Cash (Used in) Provided by Investing Activities	(720,000)	8,484,167

Cash Flows from Financing Activities:
Ordinary shares redemption	-	(8,864,167)
Proceeds from working Capital loan - Related party	360,000	200,000
Proceeds from promissory notes	720,000	380,000
Net Cash Provided by (Used in) Financing Activities	1,080,000	(8,284,167)

Net Change in Cash	5,444	(261,405)

Cash, beginning of period	7,815	283,281
Cash, end of period	$13,259	$21,876

Supplemental Disclosure of Cash Flow Information:
Subsequent accretion of carrying value of public shares to redemption value	$(1,174,628)	$(2,045,343)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

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

As of June 30, 2025 and December 31, 2024, the Company had not commenced any operations. For the period from June 14, 2022 (inception) through June 30, 2025, the Company’s efforts have been limited to organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for an initial Business Combination.  The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and dividend income from the proceeds derived from the IPO (as defined below).

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

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

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

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

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

From January 2025 to July 2025, an aggregate of $840,000 of the Extension Fee was deposited into the Trust Account for public shareholders, as a result of which, the Company currently has until August 27, 2025 to consummation its initial Business Combination. The payment of the Extension Fee was made by Squirrel HK and Squirrel Shenzhen pursuant to the Business Combination Agreement (as defined below). The Company issued Target Extension Notes in the aggregate principal amount of $720,000 to Squirrel HK and $120,000 to Squirrel Shenzhen in connection with the payment of the Extension Fee made from January to July 2025, respectively.

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

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

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

Going Concern Consideration

As of June 30, 2025, the Company had cash of $13,259 and a working capital deficit of $3,001,291.

The Company’s cash and working capital as of June 30, 2025, are not sufficient to complete its planned activities to consummate a Business Combination for the upcoming year. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $13,259 and $7,815 in cash and did not have any cash equivalents as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, the Company did not have any cash balances in excess of the Federal Deposit Insurance Corporation (FDIC) limit.

Furthermore, recent bank failures, non-performance, or other adverse developments that affect financial institutions could impair the ability of one or more of the banks participating in the credit facility from honoring their commitments. Such events could have a material adverse effect on the Company’s financial condition or results of operations.

Investments Held in Trust Account

At June 30, 2025 and December 31, 2024, the assets held in the Trust Account were substantially held in mutual funds. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Interest and dividend income earned from investments held in Trust Account and gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividend income on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Income earned on these investments will be fully reinvested into the investments held in the Trust Account and therefore considered as an adjustment to reconcile net income (loss) to net cash used in operating activities in the condensed statements of cash flows. Such income reinvested will be used to redeem all or a portion of the ordinary shares upon the completion of Business Combination. For the three months ended June 30, 2025 and 2024, there were $229,876 and $784,220 of interest and dividend income recognized, respectively. For the six months ended June 30, 2025 and 2024, there were $454,628 and $1,665,343 of interest and dividend income recognized, respectively.

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2025 and December 31, 2024, 1,857,989 ordinary shares subject to possible redemption are presented at redemption value of $12.107 and $11.475 per share, respectively, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less interest and dividend income and unrealized gain or loss on investments in the Trust Account less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. The conversion feature of promissory note should be considered based on ASU 2020-06. However, the conversion features do not have impact to earnings per share calculation, because company suffered loss in private share for the six months ended June 30, 2025 and 2024. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three months ended June 30, 2025	For the Three months ended June 30, 2024	For the Six months ended June 30, 2025	For the Six months ended June 30, 2024
Net (loss) /income	$75,887	$629,211	$147,341	$1,362,675
Accretion of temporary equity to redemption value	(589,876)	(964,220)	(1,174,628)	(2,045,343)
Net loss including accretion of temporary equity	$(513,989)	$(335,009)	$(1,027,287)	$(682,668)

	For the Three Months Ended		For the Three Months Ended
	June 30, 2025		June 30, 2024
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Ordinary	Ordinary	Ordinary	Ordinary
	Share	Share	Share	Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(229,083)	$(284,906)	$(236,173)	$(98,836)
Accretion of carrying value to redemption value	589,876	-	964,220	-
Allocation of net income/(loss)	$360,793	$(284,906)	$728,047	$(98,836)

Denominators:
Weighted-average shares outstanding	1,857,989	2,310,750	5,521,640	2,310,750
Basic and diluted net income/ (loss) per share	$0.19	$(0.12)	$0.13	$(0.04)

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

	For the Six Months Ended		For the Six Months Ended
	June 30, 2025		June 30, 2024
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Ordinary	Ordinary	Ordinary	Ordinary
	Share	Share	Share	Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(457,857)	$(569,430)	$(490,813)	$(191,854)
Accretion of carrying value to redemption value	1,174,628	-	2,045,343	-
Allocation of net income/(loss)	$716,771	$(569,430)	$1,554,530	$(191,854)

Denominators:
Weighted-average shares outstanding	1,857,989	2,310,750	5,911,506	2,310,750
Basic and diluted net income/(loss) per share	$0.39	$(0.25)	$0.26	$(0.08)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2025 and December 31, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

At June 30, 2025 and December 31, 2024, the assets held in the Trust Account are invested in the BlackRock Liquidity Treasury Trust Fund, a money market mutual fund. All of the Company’s investments held in the Trust Account are classified as trading securities.

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	June 30, 2025		December 31, 2024
	Level	Investment	Level	Investment

Assets:
Investments held in Trust Account	1	$22,494,719	1	$21,320,091

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

Income earned from U.S. debt obligations held in the Trust Account is intended to qualify for the portfolio income exemption or otherwise be exempt from U.S. withholding taxes. Furthermore, shareholders of the Company’s shares may be subject to tax in their respective jurisdictions based on applicable law, for instance, United States persons may be subject to tax on amounts deemed received depending on whether the Company is a passive foreign investment company and whether U.S. persons have made any applicable tax elections permitted under applicable law. The provision for income taxes was deemed to be immaterial for the six months ended June 30, 2025 and 2024.

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

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

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

As of June 30, 2025 and December 31, 2024, the amounts of ordinary shares reflected on the condensed balance sheets are reconciled in the following table.

Ordinary shares subject to possible redemption, December 31, 2023	$67,946,855
Less:
Redemptions	(50,598,309)
Plus:
Subsequent accretion of carrying value to redemption value	3,171,545
Monthly extension fees deposited	800,000
Ordinary shares subject to possible redemption, December 31, 2024	21,320,091
Plus:
Subsequent accretion of carrying value to redemption value	454,628
Monthly extension fees deposited	720,000
Ordinary shares subject to possible redemption, June 30, 2025	$22,494,719

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

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

Note 5 — Promissory Notes

Pursuant to the non-binding LOI and the Business Combination Agreement, PubCo has agreed to deposit the agreed reasonable amount into the Company’s Trust Account in order to effectuate the extension of the Company’s deadline to consummate a Business Combination. Squirrel HK had deposited a total of four Extension Fees each in the amount of $120,000 from January through July 2025 into the Trust Account of the Company to extend the deadline for the Company to complete the Business Combination contemplated therein by August 27, 2025. Each Monthly Extension Payment from Shenzhen Squirrel and Squirrel HK was evidenced by the Target Extension Note issued by the Company to Shenzhen Squirrel and/or Squirrel HK, as applicable.

Among the Target Extension Notes, (1) the Target Extension Notes from October 2023 to August 2024 bear no interest and are payable in full upon the earlier to occur of (i) the consummation of the Company’s initial Business Combination or (ii) the date of expiration of the term of the Company (the “Maturity Date”). As the payee of such Target Extension Notes, Shenzhen Squirrel, has the right, but not the obligation, to convert the Target Extension Notes, in whole or in part, respectively, into private units (the “Extension Units”) of the Company, each consisting of one ordinary share, one warrant, and one right to receive one-tenth (1/10) of one ordinary share upon the consummation of its initial Business Combination. The number of Extension Units to be received by the payees in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such payee by (y) $10.00. At Maturity Date, any overdue amounts shall accrue default interest at a rate per annum equal to the interest rate which is the prevailing short term United States Treasury Bill rate, from the date on which such payment is due until the day on which all sums due are received by Shenzhen Squirrel, and (2) the Target Extension Notes from September 2024 to June 2025 also bear no interest and are payable in full on the Maturity Date. However, unlike the Target Extension Notes from October 2023 to August 2024, the Target Extension Notes from September 2024 to June 2025 do not include any conversion feature.

As of June 30, 2025 and December 31, 2024, the Company had borrowings of $1,730,000 and $1,010,000 under the Target Extension Notes from Shenzhen Squirrel and/or Squirrel HK, respectively.

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

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

On September 26, 2023, in connection with the payment of the Extension Fee, the Company issued an unsecured promissory note in the principal amount of $70,000 to the Sponsor (the “Sponsor Extension Note”).

As of June 30, 2025 and December 31, 2024, the Company had borrowings of $70,000, under the Sponsor Extension Note from the Sponsor.

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

On April 12, 2024, October 8, 2024, February 5, 2025 and June 13, 2025 the Company issued unsecured promissory notes in the total principal amount of $1,300,000 to the Sponsor (the “Sponsor Notes,” together with the Extension Notes, collectively, the “Notes”). The proceeds of the Sponsor Notes, which may be drawn down from time to time until the Company consummates its initial Business Combination, will be used for general working capital purposes. The Notes bear no interest and are payable in full upon the Maturity Date. The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Notes may be accelerated. The payees of the Notes have the right, but not the obligation, to convert the Notes, in whole or in part, respectively, into the Conversion Units of the Company, each consisting of one ordinary share, one warrant, and one right to receive one-tenth (1/10) of one ordinary share upon the consummation of a Business Combination. The number of Conversion Units to be received by the payees in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the payees by (y) $10.00.

As of June 30, 2025 and December 31, 2024, the Company had $1,060,000 and $700,000 borrowings under the working capital loans

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

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

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

As of June 30, 2025 and December 31, 2024, there were 2,310,750 ordinary shares issued and outstanding, excluding 1,857,989 shares subject to possible redemption as of each respective date.

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

As of June 30, 2025 and December 31, 2024, 6,900,000 public warrants were outstanding. Substantially concurrently with the closing of the IPO, the Company issued 385,750 private warrants to the Sponsor included in the Private Placement Units. As of June 30, 2025 and December 31, 2024, there were 385,750 private warrants issued and outstanding. The Company will account for warrants as equity instruments in accordance with ASC 815, Derivatives and Hedging, based on the specific terms of the warrant agreement.

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

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

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	Three months ended June 30, 2025	Three months ended June 30, 2024	Six months ended June 30, 2025	Six months ended June 30, 2024
Professional services fee in connection with Business Combination	$(40,000)	$-	$(75,000)	$(10,000)
Other formation and operating costs	(113,989)	(155,009)	(232,287)	(292,668)
Total formation and operating costs	(153,989)	(155,009)	(307,287)	(302,668)
Interest earned on investment held in Trust Account	229,876	784,220	454,628	1,665,343
Net income	$75,887	$629,211	$147,341	$1,362,675

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

On July 25, 2025, an aggregate of $120,000 of the Extension Fee was deposited into the Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination by one month from July 27, 2025 to August 27, 2025. The payment of the Monthly Extension Fee was made by Squirrel HK, pursuant to the Business Combination Agreement. The Company issued the Target Extension Note in the aggregate principal amount of $120,000 dated July 28, 2025 to Squirrel HK in connection with the payment of the Extension Fee.

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

Recent Developments

Extensions and Extension Notes

Pursuant to the Company’s Amended and Restated Memorandum and Articles of Association, the Company must (i) consummate a business combination, or (ii) cease its operations except for the purpose of winding up if it fails to complete such business combination and redeem or repurchase 100% of the Company’s public shares included as part of the public units issued in the Company’s initial public offering, by  December 27, 2024, and if the Company does not consummate a business combination by December 27, 2024, it may be extended up to twelve times, each by a one-month extension (the “Monthly Extension”), for a total of up to twelve months to December 27, 2025, without the need for any further approval of the Company’s shareholders. For each Monthly Extension, the Sponsor and/or its designee will deposit $120,000 for all remaining public shares into the Trust Account (the “Monthly Extension Fee”). Currently, the Company has until August 27, 2025 to complete its initial business combination.

From January 2025 to the date hereof, seven (7) Monthly Extension Fees in a total of $840,000 were deposited into the Trust Account for the public shareholders, which enabled the Company to extend the period of time it has to consummate its initial business combination by August 27, 2025. The payment of the Monthly Extension Fees was made by Squirrel Enlivened (Hong Kong) Technology Limited (“Squirrel HK”) and Shenzhen Squirrel Enlivened Media Group Co., Ltd (“Squirrel Shenzhen”) pursuant to that certain Agreement and Plan of Merger (the “Business Combination Agreement”) dated September 16, 2024, by and among the Company, Squirrel Enlivened Technology Co., Ltd, a Cayman Islands exempted company (“Squirrel HoldCo”), Squirrel Enlivened International Co., Ltd, a Cayman Islands exempted company and a wholly-owned subsidiary of Squirrel HoldCo (“Squirrel Cayman” and, together with Squirrel HoldCo, Squirrel HK, Squirrel Shenzhen and other subsidiaries of Squirrel HoldCo, “Squirrel Group Companies” ), and other parties in connection with the proposed business combination (“Squirrel Transactions”).

As a result, from January 2025 to the date hereof, the Company issued a total of seven (7) unsecured promissory notes to Squirrel Group Companies (6 to Squirrel HK and 1 to Squirrel Shenzhen, respectively) in connection with the payment for the Monthly Extension Fee (the “Extension Notes”). Currently, the Company has until August 27, 2025 to consummate its initial business combination.

Working Capital Loans

On June 13, 2025, the Company issued one unsecured promissory note in the principal amount of $300,000 to the Sponsor (the “Sponsor Note” together with the Extension Notes, collectively, the “Notes”). The proceeds of the Sponsor Note, which may be drawn down from time to time until the Company consummates its initial business combination, will be used for general working capital purposes.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our activities from inception through June 30, 2025 involved mainly searching for a suitable target for our initial business combination and to facilitate the consummation of the Squirrel Transactions. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the three months ended June 30, 2025, we had a net income of $75,887 which consisted of interest and dividend income of $229,876 on investments held in Trust Account which was offset by operating cost of $153,989.

For the three months ended June 30, 2024, we had a net income of $629,211 which consisted of interest and dividend income of $784,220 on investments held in Trust Account which was offset by operating cost of $155,009.

For the six months ended June 30, 2025, we had a net income of $147,341 which consisted of interest and dividend income of $454,628 on investments held in Trust Account which was offset by operating cost of $307,287.

For the six months ended June 30, 2024, we had a net income of $1,362,675 which consisted of interest and dividend income of $1,665,343 on investments held in Trust Account which was offset by operating cost of $302,668.

Liquidity and Capital Resources

For the six months ended June 30, 2025, cash used in operating activities was $354,556. As of June 30, 2025, we had cash of $13,259 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem the ordinary shares. As of June 30, 2025, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

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

As of June 30, 2025, we had cash of $13,259 and working capital deficiency of $3,001,291. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. Our management’s plan in addressing this uncertainty is through the funds loaned from our Sponsor, officers, directors or their affiliates. In addition, if we are unable to complete a business combination by December 27, 2025 (if fully extended) (the “Combination Period”), our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a business combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about our ability to continue as a going concern. Our financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2025, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

We are obligated to pay the underwriters a deferred underwriting fees equal to 3.5% of the gross proceeds of the IPO. Upon completion of the business combination, $2,415,000 will be paid to the underwriters from the funds held in the Trust Account.

The founder shares, the Ordinary Shares included in the Private Units, and any Ordinary Shares that may be issued upon conversion of working capital loans with outstanding balance of $1,060,000 as of June 30, 2025 (and any underlying securities) will be entitled to registration rights pursuant to a registration rights agreement entered into in connection with the IPO. The holders of these securities are entitled to make up to two demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

On June 13, 2025, the Company issued the Sponsor Note in the principal amount of $300,000 to the Sponsor. The proceeds of the Sponsor Note, which may be drawn down from time to time until the Company consummates its initial business combination, will be used for general working capital purposes. The Sponsor Note bears no interest and are payable in full upon the earlier to occur of (i) the consummation of the Company’s business combination or (ii) the date of expiry of the term of the Company (the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Sponsor Notes may be accelerated. The payees of the Sponsor Note have the right, but not the obligation, to convert the Sponsor Note, in whole or in part, respectively, into private units (the “Conversion Units”) of the Company, each consisting of one Ordinary Share, one warrant, and one right to receive one-tenth (1/10) of one Ordinary Share upon the consummation of a business combination. The number of Conversion Units to be received by the payees in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the payees by (y) $10.00.

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

Investments Held in Trust Account

At June 30, 2025, assets held in the Trust Account was $22,494,719. Substantially all of the assets held in the Trust Account were held in mutual funds. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividend income on investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

At June 30, 2025 and December 31, 2024, the assets held in the Trust Account were substantially held in mutual funds and U.S. Treasury securities, respectively. All of the Company’s investments held in the Trust Account are classified as trading securities.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer who also serves as our principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On June 13, 2025, the Company issued the Sponsor Note to the Sponsor in the principal amount of $300,000, which may be drawn down from time to time until the Company consummates its initial business combination, for general working capital purposes.

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

Extension Promissory Note, dated May 28, 2025, issued by the Company to Squirrel Enlivened (Hong Kong) Technology Limited (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on  May 28, 2025).

10.2

Sponsor Promissory Note, dated June 13, 2025, issued by the Company to Horizon Space Acquisition I Sponsor Corp. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on  June 13, 2025).

10.3

Extension Promissory Note, dated June 27, 2025, issued by the Company to Shenzhen Squirrel Enlivened Media Group Co., Ltd.. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on June 30, 2025).

10.4

Extension Promissory Note, date July 28, 2025, issued by the Company to Squirrel Enlivened (Hong Kong) Technology Limited (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on July 29, 2025).

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

___

* Filed herewith.

** Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON SPACE ACQUISITION I CORP.

Date: August 11, 2025	By:	/s/ Mingyu (Michael) Li
Mingyu (Michael) Li
Chief Executive Officer, Chief Financial Officer, Chairman and Secretary (Principal Executive Officer, Principal Financial Officer and Accounting Officer)

