Form 10-Q
period 2025-09-30
Horizon Space Acquisition I Corp.
filed 2025-11-26
CIK 1946021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of the date hereof, there were 2,404,234 ordinary shares of the Company, par value $0.0001 per share, issued and outstanding.

HORIZON SPACE ACQUISITION I CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

HORIZON SPACE ACQUISITION I CORP
CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$7,679	$7,815
Prepaid expenses	21,250	-
Total current assets	28,929	7,815

Investments held in Trust Account	23,091,185	21,320,091
Total Assets	$23,120,114	$21,327,906

Liabilities, Temporary Equity, and Shareholders' Deficit
Current liabilities:
Promissory notes	$1,970,000	$1,010,000
Extension loan - related party	190,000	70,000
Working Capital Loan- related party	1,060,000	700,000
Accounts payable and accrued expenses	257,658	201,819
Total current liabilities	3,477,658	1,981,819

Deferred underwriters' discount	2,415,000	2,415,000
Total Liabilities	5,892,658	4,396,819

Commitments and Contingencies

Ordinary shares subject to possible redemption,1,857,989 shares at redemption value of $12.428 and $11.475 per share as of September 30, 2025 and December 31, 2024, respectively	23,091,185	21,320,091

Shareholders' Deficit:
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding
Ordinary shares, $0.0001 par value, 490,000,000 shares authorized, 2,310,750 shares issued and outstanding as of September 30, 2025 and December 31, 2024 (excluding 1,857,989 shares subject to possible redemption)	231	231
Additional paid-in capital	-	-
Accumulated deficit	(5,863,960)	(4,389,235)
Total Shareholders' Deficit	(5,863,729)	(4,389,004)
Total Liabilities, Temporary Equity, and Shareholders' Deficit	$23,120,114	$21,327,906

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION I CORP
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024

Formation and operating costs	$87,438	$499,346	$394,725	$802,014
Loss from operations	(87,438)	(499,346)	(394,725)	(802,014)

Other income
Interest and dividend income on investments held in Trust	236,466	795,738	691,094	2,461,081

Net Income	$149,028	$296,392	$296,369	$1,659,067

Basic and diluted weighted average redeemable ordinary shares outstanding	1,857,989	5,521,640	1,857,989	5,780,602
Basic and diluted net income per redeemable ordinary shares	$0.21	$0.09	$0.60	$0.35

Basic and diluted weighted average non-redeemable ordinary shares outstanding	2,310,750	2,310,750	2,310,750	2,310,750
Basic and diluted net loss per non-redeemable ordinary share	$(0.11)	$(0.09)	$(0.35)	$(0.17)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION I CORP
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	For the Nine Months Ended September 30, 2025
			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2024 (Audited)	2,310,750	$231	$-	$(4,389,235)	$(4,389,004)
Accretion of carrying value to redemption value	-	-	-	(584,752)	(584,752)
Net Income	-	-	-	71,454	71,454
Balance as of March 31, 2025 (Unaudited)	2,310,750	231	-	(4,902,533)	(4,902,302)
Accretion of carrying value to redemption value	-	-	-	(589,876)	(589,876)
Net Income	-	-	-	75,887	75,887
Balance as of June 30, 2025 (Unaudited)	2,310,750	231	-	(5,416,522)	(5,416,291)
Accretion of carrying value to redemption value	-	-	-	(596,466)	(596,466)
Net Income	-	-	-	149,028	149,028
Balance as of September 30, 2025 (Unaudited)	2,310,750	$231	$-	$(5,863,960)	$(5,863,729)

	For the Nine Months Ended September 30, 2024
			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023 (Audited)	2,310,750	$231	$-	$(2,530,041)	$(2,529,810)
Accretion of carrying value to redemption value	-	-	-	(1,081,123)	(1,081,123)
Net Income	-	-	-	733,464	733,464
Balance as of March 31, 2024 (Unaudited)	2,310,750	231	-	(2,877,700)	(2,877,469)
Accretion of carrying value to redemption value	-	-	-	(964,220)	(964,220)
Net Income	-	-	-	629,211	629,211
Balance as of June 30, 2024 (Unaudited)	2,310,750	231	-	(3,212,709)	(3,212,478)
Accretion of carrying value to redemption value	-	-	-	(975,738)	(975,738)
Net Income	-	-	-	296,392	296,392
Balance as of September 30, 2024 (Unaudited)	2,310,750	$231	$-	$(3,892,055)	$(3,891,824)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION I CORP
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024

Cash Flows from Operating Activities:
Net income	$296,369	$1,659,067
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(691,094)	(2,461,081)
Changes in operating assets and liabilities:
Prepaid expenses	(21,250)	(4,624)
Accounts payable and accrued expenses	55,839	151,526
Net Cash Used in Operating Activities	(360,136)	(655,112)

Cash Flows from Investing Activities:
Proceeds from sale of investments in the Trust Account	-	8,864,167
Monthly extension fee deposited into Trust Account	(1,080,000)	(560,000)
Net Cash (Used in) Provided by Investing Activities	(1,080,000)	8,304,167

Cash Flows from Financing Activities:
Ordinary shares redemption	-	(8,864,167)
Proceeds from working capital loan - related party	360,000	500,000
Proceeds from extension loan - related party	120,000	-
Proceeds from promissory notes	960,000	560,000
Net Cash Provided by (Used in) Financing Activities	1,440,000	(7,804,167)

Net Change in Cash	(136)	(155,112)

Cash, beginning of period	7,815	283,281
Cash, end of period	$7,679	$128,169

Supplemental Disclosure of Cash Flow Information:
Subsequent accretion of carrying value of public shares to redemption value	$(1,771,094)	$(3,021,081)

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

As of September 30, 2025 and December 31, 2024, the Company had not commenced any operations. For the period from June 14, 2022 (inception) through September 30, 2025, the Company’s efforts have been limited to organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for an initial Business Combination.  The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and dividend income from the proceeds derived from the IPO (as defined below).

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

On March 22, 2024, the Company held an extraordinary general meeting of shareholders (the “2024 Extraordinary Meeting”) where the shareholders of the Company approved various proposals, including to amend its amended and restated memorandum and articles of association to provide that the Company has until March 27, 2024 to complete a Business Combination and may elect to extend the period to consummate a Business Combination up to nine times, each by an additional Monthly Extension, for a total up to nine months to December 27, 2024. For each Monthly Extension, the Sponsor and/or its designee will deposit $60,000 for all remaining public shares into the Trust Account (the “New Extension Fee”). In connection with 2024 Extraordinary Meeting, the Company redeemed a total of 815,581 ordinary shares and approximately $8.86 million was released from the Trust Account to pay such redeeming shareholders upon the completion of the redemption.

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

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

On October 27, 2025, the Company held an extraordinary general meeting in lieu of an annual meeting of shareholders (the “2025 Shareholder Meeting”), where the shareholders of the Company approved certain proposals, including, among others, the proposals to amend Articles 48.7 and 48.8 of the Company’s amended and restated memorandum and articles of association to provide that the Company must (i) consummate a business combination, or (ii) cease its operations except for the purpose of winding up if it fails to complete such business combination and redeem or repurchase 100% of the Company’s public shares included as part of the Public Units, and if the Company does not consummate a business combination by October 27, 2025, it may be extended up to six times, each by a monthly extension (a “Monthly Extension”), for a total of up to six months to April 27, 2026, without the need for any further approval of the Company’s shareholders. At the 2025 Shareholder Meeting, the shareholders of the Company also approved the proposal to amend Articles 48.2, 48.4, 48.5, and 48.8 of Company’s the amended and restated memorandum and articles of association to eliminate the limitation that the Company may not redeem the Company’s public shares in an amount that would cause the Company’s net tangible assets to be less than US$5,000,001 following such redemptions.

From September 2023 to December 2023, an aggregate of $280,000 Extension Fees (as defined below) had been deposited into the Trust Account, among which $70,000 was made by the Sponsor and $210,000 was made by Shenzhen Squirrel Enlivened Media Group Co. Ltd (“Shenzhen Squirrel”) pursuant a non-binding letter of intent entered into by and between the Company and Shenzhen Squirrel on October 17, 2023, in connection with a potential Business Combination with Shenzhen Squirrel, as amended (the “LOI”), respectively. The Company issued the Sponsor Extension Note (as defined below) to the Sponsor and three (3) unsecured promissory notes to Shenzhen Squirrel (the “Target Extension Notes” and together with the Sponsor Extension Note, collectively, the “Extension Notes”), respectively, in connection with payment for the Extension Fees.

From January 2024 to December 2024, twelve Extension Fee in a total of $800,000 were deposited into the Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination by January 2025 (the “Extension”). The twelve payments of Extension Fee were made by Shenzhen Squirrel and Squirrel Enlivened (Hong Kong) Technology Limited (“Squirrel HK”), another wholly owned subsidiary of Squirrel HoldCo (as defined below) pursuant to the LOI and the Business Combination Agreement (as defined below), as applicable. From January 2024 to December 2024, the Company issued twelve (12) Target Extension Notes to Shenzhen Squirrel and Squirrel HK in connection with the payment of the Extension Fees.

In connection with the Company’s historical extensions, from January 2025 to the date hereof, nine (9) Monthly Extension Fees in a total of $1,080,000 were deposited into the Trust Account for the public shareholders, among which (i) $120,000 was made by the Sponsor, and (ii) $960,000 was made by Squirrel Enlivened (Hong Kong) Technology Limited (“Squirrel HK”) and Shenzhen Squirrel Enlivened Media Group Co., Ltd (“Squirrel Shenzhen” and together with Squirrel HK, the “Squirrel Group Companies”) pursuant to the Business Combination Agreement.

As a result, from January 2025 to the date hereof, the Company issued a total of nine (9) unsecured promissory notes to Squirrel Group Companies (six (6) to Squirrel HK and one (1) to Squirrel Shenzhen, respectively) and one (1) unsecured promissory note to the Sponsor (the “Sponsor Extension Note A”) in connection with the payment for the Monthly Extension Fee (collectively, the “Extension Notes”).

Currently, pursuant to the Company’s amended and restated memorandum and articles of association, the Company has until November 27, 2025 to consummate its initial business combination, which could be extended up to April 26, 2026 by five Monthly Extensions.

.

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

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

Effective October 3, 2025, the Company and Squirrel HoldCo entered into a termination agreement (the “Termination Agreement”), which provides for the termination of the Business Combination Agreement.

The termination was by mutual agreement of the Company and Squirrel HoldCo pursuant to Section 10.1(a) of the Business Combination Agreement and no termination fee or other payment is due to either party from the other as a result of the termination. The effect of the termination of the Business Combination Agreement is as set forth in Section 10.2 of the Business Combination Agreement.

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

Going Concern Consideration

As of September 30, 2025, the Company had cash of $7,679 and a working capital deficit of $3,448,729.

The Company’s cash and working capital as of September 30, 2025, are not sufficient to complete its planned activities to consummate a Business Combination for the upcoming year. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $7,679 and $7,815 in cash and did not have any cash equivalents as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, the Company did not have any cash balances in excess of the Federal Deposit Insurance Corporation (FDIC) limit.

Furthermore, recent bank failures, non-performance, or other adverse developments that affect financial institutions could impair the ability of one or more of the banks participating in the credit facility from honoring their commitments. Such events could have a material adverse effect on the Company’s financial condition or results of operations.

Investments Held in Trust Account

At September 30, 2025 and December 31, 2024, the assets held in the Trust Account were substantially held in mutual funds. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Interest and dividend income earned from investments held in Trust Account and gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividend income on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Income earned on these investments will be fully reinvested into the investments held in the Trust Account and therefore considered as an adjustment to reconcile net income (loss) to net cash used in operating activities in the condensed statements of cash flows. Such income reinvested will be used to redeem all or a portion of the ordinary shares upon the completion of Business Combination. For the three months ended September 30, 2025 and 2024, there were $236,466 and $795,738 of interest and dividend income recognized, respectively. For the nine months ended September 30, 2025 and 2024, there were $691,094 and $2,461,081 of interest and dividend income recognized, respectively.

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

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2025 and December 31, 2024, 1,857,989 ordinary shares subject to possible redemption are presented at redemption value of $12.428 and $11.475 per share, respectively, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less interest and dividend income and unrealized gain or loss on investments in the Trust Account less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. The conversion feature of promissory note should be considered based on ASU 2020-06. However, the conversion features do not have impact to earnings per share calculation, because company suffered loss in private share for the nine months ended September 30, 2025 and 2024. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three months ended September 30, 2025	For the Three months ended September 30, 2024	For the Nine months ended September 30, 2025	For the Nine months ended September 30, 2024
Net (loss) /income	$149,028	$296,392	$296,369	$1,659,067
Accretion of temporary equity to redemption value	(596,466)	(975,738)	(1,771,094)	(3,021,081)
Net loss including accretion of temporary equity	$(447,438)	$(679,346)	$(1,474,725)	$(1,362,014)

	For the Three Months Ended		For the Three Months Ended
	September 30, 2025		September 30, 2024
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Ordinary	Ordinary	Ordinary	Ordinary
	Share	Share	Share	Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(199,421)	$(248,017)	$(478,922)	$(200,424)
Accretion of carrying value to redemption value	596,466	-	975,738	-
Allocation of net income/(loss)	$397,045	$(248,017)	$496,816	$(200,424)

Denominators:
Weighted-average shares outstanding	1,857,989	2,310,750	5,521,640	2,310,750
Basic and diluted net income/ (loss) per share	$0.21	$(0.11)	$0.09	$(0.09)

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

	For the Nine months Ended		For the Nine months Ended
	September 30, 2025		September 30, 2024
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Ordinary	Ordinary	Ordinary	Ordinary
	Share	Share	Share	Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(657,279)	$(817,446)	$(973,046)	$(388,968)
Accretion of carrying value to redemption value	1,771,094	-	3,021,081	-
Allocation of net income/(loss)	$1,113,815	$(817,446)	$2,048,035	$(388,968)

Denominators:
Weighted-average shares outstanding	1,857,989	2,310,750	5,780,602	2,310,750
Basic and diluted net income/(loss) per share	$0.60	$(0.35)	$0.35	$(0.17)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2025 and December 31, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

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

At September 30, 2025 and December 31, 2024, the assets held in the Trust Account are invested in the BlackRock Liquidity Treasury Trust Fund, a money market mutual fund. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	September 30, 2025		December 31, 2024
	Level	Investment	Level	Investment

Assets:
Investments held in Trust Account	1	$23,091,185	1	$21,320,091

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

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

Income earned from U.S. debt obligations held in the Trust Account is intended to qualify for the portfolio income exemption or otherwise be exempt from U.S. withholding taxes. Furthermore, shareholders of the Company’s shares may be subject to tax in their respective jurisdictions based on applicable law, for instance, United States persons may be subject to tax on amounts deemed received depending on whether the Company is a passive foreign investment company and whether U.S. persons have made any applicable tax elections permitted under applicable law. The provision for income taxes was deemed to be immaterial for the nine months ended September 30, 2025 and 2024.

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

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

As of September 30, 2025 and December 31, 2024, the amounts of ordinary shares reflected on the condensed balance sheets are reconciled in the following table.

Ordinary shares subject to possible redemption, December 31, 2023	$67,946,855
Less:
Redemptions	(50,598,309)
Plus:
Subsequent accretion of carrying value to redemption value	3,171,545
Monthly extension fees deposited	800,000
Ordinary shares subject to possible redemption, December 31, 2024	21,320,091
Plus:
Subsequent accretion of carrying value to redemption value	691,094
Monthly extension fees deposited	1,080,000
Ordinary shares subject to possible redemption, September 30, 2025	$23,091,185

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

Note 5 — Promissory Notes

Pursuant to the non-binding LOI and the Business Combination Agreement, PubCo has agreed to deposit the agreed reasonable amount into the Company’s Trust Account in order to effectuate the extension of the Company’s deadline to consummate a Business Combination. Squirrel HK had deposited a total of seven (7) Extension Fees and Shenzhen Squirrel has deposited one (1) Extension Fee, respectively, each in the amount of $120,000 from January through September 2025 into the Trust Account of the Company to extend the deadline for the Company to complete the Business Combination contemplated therein. Each Monthly Extension Payment from Shenzhen Squirrel and Squirrel HK was evidenced by the Target Extension Note issued by the Company to Shenzhen Squirrel and/or Squirrel HK, as applicable.

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

As of September 30, 2025 and December 31, 2024, the Company had borrowings of $1,970,000 and $1,010,000 under the Target Extension Notes from Shenzhen Squirrel and/or Squirrel HK, respectively.

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

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

On September 26, 2023, in connection with the payment of the Extension Fee, the Company issued an unsecured promissory in the principal amount of $70,000 to the Sponsor (the “Sponsor Extension Note B”).

In September 2025, in connection with the payment of the Extension Fee, the Company issued an unsecured promissory in the principal amount of $120,000 to the Sponsor (the “Sponsor Extension Note B” and, together with the Sponsor Extension Note A and Sponsor Extension Note B, collectively, the “Sponsor Extension Notes”).

As of September 30, 2025 and December 31, 2024, the Company had borrowings of $190,000 and $70,000, under the Sponsor Extension Notes from the Sponsor.

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

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

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

As of September 30, 2025 and December 31, 2024, the Company had $1,060,000 and $700,000 of borrowings under the working capital loans, respectively.

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

Underwriting Agreement

On September 29, 2025, the Company entered into an amendment (the “UA Amendment”) to the underwriting agreement dated as of December 21, 2022 (the “Underwriting Amendment”) with Network 1 Financial Securities, Inc. (“Network 1”), the representative of several underwriters of the IPO. Under the Underwriting Agreement, Network 1 will be entitled to a deferred fee of 3.5% of the gross proceeds of the IPO, or $2,415,000 upon consummation of the Company’s initial Business Combination.

Pursuant to the UA Amendment, Network 1 agrees to convert the total amount of its deferred underwriting commission in the amount of $2,415,000, or 3.5% of the gross proceeds from the IPO, into 805,000 Ordinary Shares of the post-combination entity at $3.00 per share (the “Deferred Underwriting Shares”) immediately prior to the consummation of the Company’s initial business combination. The Company agrees to register the Deferred Underwriting Shares under the registration statement to be filed by the Company with the Securities and Exchange commission (the “SEC”) under the Securities Act of 1933, as amended in connection with the initial business combination. If the Company fails to register such Deferred Underwriting Shares, Network 1 is entitled to up to two (2) demand registrations and an unlimited number of piggyback registrations with respect to such Deferred Underwriting Shares.

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

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

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

As of September 30, 2025 and December 31, 2024, there were 2,310,750 ordinary shares issued and outstanding, excluding 1,857,989 shares subject to possible redemption as of each respective date.

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

As of September 30, 2025 and December 31, 2024, 6,900,000 public warrants were outstanding. Substantially concurrently with the closing of the IPO, the Company issued 385,750 private warrants to the Sponsor included in the Private Placement Units. As of September 30, 2025 and December 31, 2024, there were 385,750 private warrants issued and outstanding. The Company will account for warrants as equity instruments in accordance with ASC 815, Derivatives and Hedging, based on the specific terms of the warrant agreement.

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

Notes To Unaudited Condensed Financial Statements

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	Three months ended September 30, 2025	Three months ended September 30, 2024	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Professional services fee in connection with Business Combination	$-	$(250,000)	$(75,000)	$(260,000)
Other formation and operating costs	(87,438)	(249,346)	(319,725)	(542,014)
Total formation and operating costs	(87,438)	(499,346)	(394,725)	(802,014)
Interest earned on investment held in Trust Account	236,466	795,738	691,094	2,461,081
Net income	$149,028	$296,392	$296,369	$1,659,067

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through November 25, 2025. Based on this review, management identified the following subsequent events that are required disclosures in the financial statements.

In connection with the votes to approve the NTA Requirement Amendment Proposal and the Charter Amendment Proposal at the 2025 Shareholder Meeting held on October 27, 2025, 1,764,505 Ordinary Shares of the Company were rendered for redemption, and approximately $22.0 million was released from the Trust Account to pay such redeeming shareholders. As a result, as of the date hereto, the Company has 2,404,234 Ordinary Shares issued and outstanding.

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

The proceeds of $70,207,500 ($10.175 per Public Unit) in the aggregate from the IPO and the Private Placement, were placed in a trust account (the “Trust Account”) established for the benefit of the Company’s public shareholders and the underwriters of the IPO with Continental Stock Transfer & Trust Company acting as trustee (the “Trustee).

Commencing on or about January 26, 2023, the holders of the Public Units may select to separately trade the Ordinary Shares, Warrants, and Rights included in the Public Units. The Ordinary Shares, Warrants, and Rights are currently traded on the Nasdaq Capital Market under the symbols “HSPO,” “HSPOW,” and “HSPOR”, respectively. Public Units not separated will continue to trade on Nasdaq under the symbol “HSPOU.”

Recent Developments

October 2025 Shareholder Meeting

On October 27, 2025, we held an extraordinary general meeting in lieu of an annual meeting of shareholders (the “2025 Shareholder Meeting”), where the shareholders of the Company approved certain proposals, including, among  others, the proposals to amend Articles 48.7 and 48.8 of the Company’s amended and restated memorandum and articles of association to provide that the Company must (i) consummate a business combination, or (ii) cease its operations except for the purpose of winding up if it fails to complete such business combination and redeem or repurchase 100% of the Company’s public shares included as part of the public units issued in the Company’s initial public offering, by October 27, 2025, and if the Company does not consummate a business combination by October 27, 2025, it may be extended up to six times, each by a monthly extension (a “Monthly Extension”), for a total of up to six months to April 27, 2026, without the need for any further approval of the Company’s shareholders. At the 2025 Shareholder Meeting, the shareholders of the Company also approved the proposal to amend Articles 48.2, 48.4, 48.5, and 48.8 of the Company’s amended and restated memorandum and articles of association to eliminate the limitation that the Company may not redeem the Company’s public shares in an amount that would cause the Company’s net tangible assets to be less than US$5,000,001 following such redemptions.

In connection with the 2025 Shareholder Meeting, the Company received redemption requests from its public shareholders to redeem a total of 1,764,505 Ordinary Shares and approximately $22.0 million was released from the Trust Account to pay such redeeming shareholders.

Further, at the 2025 Shareholder Meeting, the shareholders of the Company also approved, among other things, that the Trustee must commence liquidation of the Trust Account by October 27, 2025, or, if further extended by up to six Monthly Extensions, up to April 27, 2026. Upon the shareholders’ approval, on October 27, 2025, the Company and the Trustee entered into an amendment to the Trust Agreement accordingly.

Termination of the Business Combination Agreement

Effective October 3, 2025, the Company and Squirrel Enlivened Technology Co., Ltd, a Cayman Islands exempted company (“Squirrel HoldCo”) entered into a termination agreement (the “Termination Agreement”), which provides for the termination of the business combination agreement dated September 16, 2024 (the “Business Combination Agreement”), by and among the Company, Squirrel HoldCo, Squirrel Enlivened International Co., Ltd, a Cayman Islands exempted company and a wholly-owned subsidiary of Squirrel HoldCo (“Squirrel Cayman”), and Squirrel Enlivened Overseas Co., Ltd, a Cayman Islands exempted company and wholly-owned subsidiary of Squirrel Cayman.

The termination was by mutual agreement of the Company and Squirrel HoldCo pursuant to Section 10.1(a) of the Business Combination Agreement and no termination fee or other payment is due to either party from the other as a result of the termination. The effect of the termination of the Business Combination Agreement is as set forth in Section 10.2 of the Business Combination Agreement.

As of the date hereof, we have not selected any other target business for our initial business combination.

Amendment to the Underwriting Agreement

On September 29, 2025, the Company entered into an amendment to the underwriting agreement dated as of December 21, 2022 (the “UA Amendment”) with Network 1 Financial Securities, Inc. (“Network 1”), the representative of several underwriters of the IPO.

Pursuant to the UA Amendment, Network 1 agrees to convert the total amount of its deferred underwriting commission in the amount of $2,415,000, or 3.5% of the gross proceeds from the IPO, into 805,000 Ordinary Shares of the post-combination entity at $3.00 per share (the “Deferred Underwriting Shares”) immediately prior to the consummation of the Company’s initial business combination. The Company agrees to register the Deferred Underwriting Shares under the registration statement to be filed by the Company with the Securities and Exchange commission (the “SEC”) under the Securities Act of 1933, as amended in connection with the initial business combination. If the Company fails to register such Deferred Underwriting Shares, Network 1 is entitled to up to two (2) demand registrations and an unlimited number of piggyback registrations with respect to such Deferred Underwriting Shares.

Extensions and Extension Notes

In connection with the Company’s historical extensions, from January 2025 to the date hereof, nine (7) Monthly Extension Fees in a total of $1,080,000 were deposited into the Trust Account for the public shareholders, among which (i) $120,000 was made by the Sponsor, and (ii) $960,000 was made by Squirrel Enlivened (Hong Kong) Technology Limited (“Squirrel HK”) and Shenzhen Squirrel Enlivened Media Group Co., Ltd (“Squirrel Shenzhen” and together with Squirrel HK, the “Squirrel Group Companies”) pursuant to the Business Combination Agreement.

As a result, from January 2025 to the date hereof, the Company issued a total of nine (9) unsecured promissory notes to Squirrel Group Companies (6 to Squirrel HK and 1 to Squirrel Shenzhen, respectively) and one (1) unsecured promissory note to the Sponsor (the “Sponsor Extension Note”) in connection with the payment for the Monthly Extension Fee (collectively, the “Extension Notes”).

Currently, pursuant to the Company’s amended and restated memorandum and articles of association, the Company has until November 27, 2025 to consummate its initial business combination, which could be extended up to April 26, 2026 by five Monthly Extensions.

Working Capital Loans

On June 13, 2025, the Company issued one unsecured promissory note in the principal amount of $300,000 to the Sponsor (the “Sponsor Working Capital Note” together with the Extension Notes, collectively, the “Notes” and, the Sponsor Working Capital Note together with the Sponsor Extension Note, collectively, the “Sponsor Notes”). The proceeds of the Sponsor Working Capital Note, which may be drawn down from time to time until the Company consummates its initial business combination, will be used for general working capital purposes.

The Sponsor Notes bear no interest and are payable in full upon the earlier to occur of (i) the consummation of the Company’s business combination or (ii) the date of expiry of the term of the Company (the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Notes may be accelerated.

The payees of the Sponsor Notes have the right, but not the obligation, to convert the Sponsor Notes, in whole or in part, respectively, into private units (the “Conversion Units”) of the Company, each consisting of one Ordinary Share, one warrant, and one right to receive one-tenth (1/10) of one Ordinary Share upon the consummation of a business combination, as described in the Company’s prospectus dated December 22, 2022 filed with the SEC, relating to the IPO (File No: 333-268578), by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the business combination. The number of Conversion Units to be received by the payees in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the payees by (y) $10.00.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our activities from inception through September 30, 2025 involved mainly searching for a suitable target for our initial business combination. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For  the three months ended September 30, 2025, we had a net income of $149,028 which consisted of interest and dividend income of $236,466 on investments held in Trust Account which was offset by operating cost of $87,438.

For  the three months ended September 30, 2024, we had a net income of $296,392 which consisted of interest and dividend income of $795,738 on investments held in Trust Account which was offset by operating cost of $499,346.

 For the nine months ended September 30, 2025, we had a net income of $296,369 which consisted of interest and dividend income of $691,094 on investments held in Trust Account which was offset by operating cost of $394,725.

For the nine months ended September 30, 2024, we had a net income of $1,659,067 which consisted of interest and dividend income of $2,461,081 on investments held in Trust Account which was offset by operating cost of $802,014.

Liquidity and Capital Resources

For the nine months ended September 30, 2025, cash used in operating activities was $360,136. As of September 30, 2025, we had cash of $7,679 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem the ordinary shares. As of September 30, 2025, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

We intend to use substantially all of the net proceeds of the IPO, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto, including the representative of the underwriters of the IPO. To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

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

As of September 30, 2025, we had cash of $7,679 and working capital deficiency of $3,448,729. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. Our management’s plan in addressing this uncertainty is through the funds loaned from our Sponsor, officers, directors or their affiliates. In addition, if we are unable to complete a business combination by April 27, 2026 (if fully extended) (the “Combination Period”), our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a business combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about our ability to continue as a going concern. Our financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2025, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

We are obligated to issue 805,000 Deferred Underwriting Shares to the underwriters as the deferred underwriting fees equal to 3.5% of the gross proceeds of the IPO at $3.00 per share upon the completion of the business combination.

The founder shares, the Ordinary Shares included in the Private Units, and any Ordinary Shares that may be issued upon conversion of working capital loans with outstanding balance of $1,060,000 as of September 30, 2025 (and any underlying securities) will be entitled to registration rights pursuant to a registration rights agreement entered into in connection with the IPO. The holders of these securities are entitled to make up to two demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

On June 13, 2025, the Company issued the Sponsor Working Capital Note in the principal amount of $300,000 to the Sponsor. The proceeds of the Sponsor Working Capital Note, which may be drawn down from time to time until the Company consummates its initial business combination, will be used for general working capital purposes. The Sponsor Working Capital Note bears no interest and are payable in full upon the earlier to occur of (i) the consummation of the Company’s business combination or (ii) the date of expiry of the term of the Company (the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Sponsor Working Capital Notes may be accelerated. The payees of the Sponsor Working Capital Note have the right, but not the obligation, to convert the Sponsor Working Capital Note, in whole or in part, respectively, into private units (the “Conversion Units”) of the Company, each consisting of one Ordinary Share, one warrant, and one right to receive one-tenth (1/10) of one Ordinary Share upon the consummation of a business combination. The number of Conversion Units to be received by the payees in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the payees by (y) $10.00.

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

Investments Held in Trust Account

At September 30, 2025, assets held in the Trust Account was $23,091,185. Substantially all of the assets held in the Trust Account were held in mutual funds. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividend income on investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

At September 30, 2025 and December 31, 2024, the assets held in the Trust Account were substantially held in mutual funds and U.S. Treasury securities, respectively. All of the Company’s investments held in the Trust Account are classified as trading securities.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer who also serves as our principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Not applicable to a smaller reporting company. However, factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our IPO prospectus and our annual report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”) as filed with the SEC on March 28, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our IPO prospectus and Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

The information of the Sponsor Notes contained under Item 2 of Part I above is incorporated herein by reference in response to this item. The issuance of the Sponsor Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

3.4

Special resolution of the shareholders of the Company to amend the Amended and Restated Memorandum and Articles of Association adopted on December 23, 2024. (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on December 26, 2024)

3.5

Special resolution of the shareholders of the Company to amend the Amended and Restated Memorandum and Articles of Association adopted on October 27, 2025. (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on October 28, 2025)

10.1

Extension Promissory Note, date July 28, 2025, issued by the Company to Squirrel Enlivened (Hong Kong) Technology Limited (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on July 29, 2025).

10.2

Extension Promissory Note, dated August 25, 2025, issued by the Company to Squirrel Enlivened (Hong Kong) Technology Limited (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on August 27, 2025).

10.3

Amendment No. 1 to the Underwriting Agreement dated September 29, 2025, by and between the Company and Network 1 Financial Securities, Inc. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on October 3, 2025).

10.4

Extension Promissory Note, dated September 30, 2025, issued by the Company to Horizon Space Acquisition I Sponsor Corp. (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on October 3, 2025).

10.5

Amendment to the Investment Management Trust Agreement dated October 27, 2025, between the Company and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on October 28, 2025).

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

HORIZON SPACE ACQUISITION I CORP.

Date: November 25, 2025	By:	/s/ Mingyu (Michael) Li
Mingyu (Michael) Li
Chief Executive Officer, Chief Financial Officer, Chairman and Secretary (Principal Executive Officer, Principal Financial Officer and Accounting Officer)