Form 10-K
period 2025-12-31
Horizon Space Acquisition I Corp.
filed 2026-04-15
CIK 1946021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Securities registered pursuant to Section 12(b) of the Act: None

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

At June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares of the registrant held by non-affiliates of the registrant was $22.6 million, based on the last sold price of the ordinary shares as $ 11.99 per share as of June 30, 2025.

As of the date hereof, there were 2,404,234 ordinary shares, par value $0.0001 per share issued and outstanding.

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

PART I

Item 1. Business Overview.

We are a blank check exempted company incorporated in the Cayman Islands on June 14, 2022 with limited liability (meaning our public shareholders have no liability, as shareholders of the Company, for the liabilities of the Company over and above the amount paid for their shares) to serve as a vehicle to effect a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location. We intend to utilize cash derived from the proceeds of our initial public offering (the “IPO”), our securities, debt or a combination of cash, securities and debt, in effecting a business combination. As of the date hereof, we have not selected any target business for our initial business combination.

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

The Ordinary Shares, Warrants, and Rights were trading on the Nasdaq Global Market (“Nasdaq”) under the symbols “HSPO,” “HSPOW,” and “HSPOR,” respectively.

Termination of the Business Combination Agreement

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

Effective October 3, 2025, the Company and HoldCo entered into a termination agreement (the “Termination Agreement”), which provides for the termination of the Business Combination Agreement. The termination was by mutual agreement of the Company and HoldCo pursuant to Section 10.1(a) of the Business Combination Agreement and no termination fee or other payment is due to either party from the other as a result of the termination. The effect of the termination of the Business Combination Agreement is as set forth in Section 10.2 of the Business Combination Agreement.

Shareholder Meetings

As of the date of this Report, we had four shareholder meetings to extend the date by which we must complete our initial business combination and redeemed public shares correspondingly with each meeting.

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

October 2025 Shareholder Meeting

On October 27, 2025, we held an extraordinary general meeting in lieu of an annual meeting of shareholders (the “Fourth Shareholder Meeting”), where the shareholders of the Company approved certain proposals, including, among others, the proposals to amend Articles 48.7 and 48.8 of the Company’s amended and restated memorandum and articles of association to provide that the Company must (i) consummate a business combination, or (ii) cease its operations except for the purpose of winding up if it fails to complete such business combination and redeem or repurchase 100% of the Company’s public shares included as part of the public units issued in the Company’s initial public offering, by October 27, 2025, and if the Company does not consummate a business combination by October 27, 2025, it may be extended up to six times, each by a monthly extension, for a total of up to six months to April 27, 2026, without the need for any further approval of the Company’s shareholders. At the 2025 Shareholder Meeting, the shareholders of the Company also approved the proposal to amend Articles 48.2, 48.4, 48.5, and 48.8 of the Company’s amended and restated memorandum and articles of association to eliminate the limitation that the Company may not redeem the Company’s public shares in an amount that would cause the Company’s net tangible assets to be less than US$5,000,001 following such redemptions.

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

At the Fourth Shareholder Meeting, the shareholders of the Company approved, among other things, that the Trustee must commence liquidation of the Trust Account by December 27, 2025, if further extended by up to six monthly extensions, up to April 27, 2026. Upon the shareholders’ approval, on October 27, 2025, the Company and the Trustee entered into an amendment to the Trust Agreement, pursuant to which no extension fee is required for each monthly extension.

Amendment to the Underwriting Agreement

On September 29, 2025, the Company entered into an amendment to the underwriting agreement dated as of December 21, 2022 (the “UA Amendment”) with Network 1 Financial Securities, Inc. (“Network 1”), the representative of several underwriters of the IPO.

Pursuant to the UA Amendment, Network 1 agrees to convert the total amount of its deferred underwriting commission in the amount of $2,415,000, or 3.5% of the gross proceeds from the IPO, into 805,000 Ordinary Shares of the post-combination entity at $3.00 per share (the “Deferred Underwriting Shares”) immediately prior to the consummation of the Company’s initial business combination. The Company agrees to register the Deferred Underwriting Shares under the registration statement to be filed by the Company with SEC under the Securities Act of 1933, as amended (the “Securities Act”) in connection with the initial business combination. If the Company fails to register such Deferred Underwriting Shares, Network 1 is entitled to up to two (2) demand registrations and an unlimited number of piggyback registrations with respect to such Deferred Underwriting Shares.

Trading on OTC Market

On December 3, 2025, the Company notified the Nasdaq Stock Market LLC (“Nasdaq”) of the Company’s decision to voluntarily delist its ordinary shares, units, warrants, and rights from the Nasdaq Capital Market. The Company’s ordinary shares, units, warrants, and rights were suspended from trading on the Nasdaq Capital Market prior to market open on December 12, 2025, and commenced trading on the over-the-counter markets operated by OTC Markets Group Inc. (the “OTC”) on the same day. The Company filed the Form 25 with the SEC on December 12, 2025. Following the Nasdaq delisting, the Company’s ordinary shares, rights and warrants were quoted on the OTCQB and its units were quoted on the OTCID under symbols “HSPOF,” “HSPRF,” “HSPWF,” and “HSPUF,” respectively.

Extensions and Extension Notes

In connection with the historical extensions, as of the date of this annual report, an aggregate of $2,160,000 extension fees had been deposited into the Trust Account, among which $190,000 was made by the Sponsor and $1,970,000 was made by Shenzhen Squirrel or Squirrel HK, respectively. As of the date of this report, the Company issued a total of 25 unsecured promissory notes to evidence the payment of the extension fees, including two notes to the Sponsor (the “Sponsor Extension Notes”) and 23 notes to Shenzhen Squirrel or Squirrel HK (the “Squirrel Extension Notes” and together with the Sponsor Extension Note, collectively the “Extension Notes”), respectively.

Working Capital Loans

On April 12, 2024, October 8, 2024, February 5, 2025, June 13, 2025 and January 26, 2026, the Company issued five unsecured promissory notes in the principal amount of $300,000, $400,000, $300,000, $300,000 and $500,000 to the Sponsor, respectively (such unsecured promissory notes, collectively, the “Sponsor Working Capital Notes” and, together with the Extension Notes, collectively, the “Notes”). The proceeds of the Sponsor Notes, which may be drawn down from time to time until the Company consummates its initial business combination, will be used for general working capital purposes.

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

Effecting a Business Combination

We currently have until April 27, 2026 (if fully extended) to consummate a business combination. If we are unable to consummate a business combination within such time period, unless we extend such period pursuant to our amended and restated memorandum and articles of association, we will, as promptly as possible but not more than ten (10) business days thereafter, redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not previously released to us or necessary to pay our taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our liquidation and subsequent dissolution and the public warrants will expire and will be worthless.

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

Our auditor, TAAD LLP, headquartered in Diamond Bar, California, is an independent registered public accounting firm registered with the United States Public Company Accounting Oversight Board (“PCAOB”) and is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess TAAD LLP’s compliance with applicable professional standards. The PCAOB currently has access to inspect the working papers of our auditor. Our auditor is not headquartered in mainland China or Hong Kong and was not identified in any report as a firm subject to the PCAOB’s determination.

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

On December 16, 2021, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (i) mainland China, and (ii) Hong Kong. Our auditor, TAAD LLP, headquartered in Diamond Bar, California, is an independent registered public accounting firm registered with the PCAOB and is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess TAAD LLP’s compliance with applicable professional standards. The PCAOB currently has access to inspect the working papers of our auditor. Our auditor is not headquartered in mainland China or Hong Kong and was not identified in this report as a firm subject to the PCAOB’s determination.

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

U.S. Foreign Investment Regulations

Mr. Mingyu (Michael) Li, our Chief Executive Officer, Chief Financial Officer and Chairman, is the sole director and the sole member of our sponsor and as such is deemed to have sole voting and investment discretion with respect to our shares held by our sponsor. Mr. Li is not a U.S. person, and as of the date hereof, our sponsor owns approximately 87.04% of our issued and outstanding shares. Controlling or non-controlling investments in U.S. businesses that produce, design, test, manufacture, fabricate or develop one or more critical technologies in one of 27 identified industries — including aviation, defense, semiconductors, telecommunications and biotechnology — are subject to a mandatory filing with the Committee on Foreign Investment in the U.S. (“CFIUS”). In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Because we may be considered a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security, we could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market Information.

The Company’s Ordinary Shares, Rights and Warrants were quoted on the OTCQB and Public Units were quoted on the OTCID under symbols “HSPOF,” “HSPRF,” “HSPWF,” and “HSPUF,” respectively.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

In connection with the historical extensions, as of the date of this annual report, an aggregate of $2,160,000 extension fees had been deposited into the Trust Account, among which $190,000 was made by the Sponsor and $1,970,000 was made by Shenzhen Squirrel or Squirrel HK, respectively. As of the date of this report, the Company issued a total of 25 Extension Notes, including two Sponsor Extension Notes and 23 Squirrel Extension Notes, respectively.

As of the date of this annual report, the Company issued five Sponsor Working Capital Notes in the total principal amount of $1.8 million to the Sponsor. The proceeds of the Sponsor Notes, which may be drawn down from time to time until the Company consummates its initial business combination, will be used for general working capital purposes.

The payee of the Sponsor Notes has the right, but not the obligation, to convert the Sponsor Notes, in whole or in part, respectively, into Extension Units of the Company. The number of Extension Units to be received by the payees in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the payees by (y) $10.00.

On September 29, 2025, the Company entered into the UA Amendment with Network 1. Pursuant to the UA Amendment, Network 1 agrees to convert the total amount of its deferred underwriting commission in the amount of $2,415,000, or 3.5% of the gross proceeds from the IPO, into 805,000 Ordinary Shares of the post-combination entity at $3.00 per share immediately prior to the consummation of the Company’s initial business combination. The Company agrees to register the Deferred Underwriting Shares under the registration statement to be filed by the Company with SEC under the Securities Act in connection with the initial business combination. If the Company fails to register such Deferred Underwriting Shares, Network 1 is entitled to up to two (2) demand registrations and an unlimited number of piggyback registrations with respect to such Deferred Underwriting Shares.

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

We expect to continue to incur significant costs in the pursuit of consummation of a business combination. We cannot assure you that our plans to raise capital or to complete a business combination will be successful.

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

Termination of the Business Combination Agreement

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

Effective October 3, 2025, the Company and HoldCo entered into a termination agreement (the “Termination Agreement”), which provides for the termination of the Business Combination Agreement. The termination was by mutual agreement of the Company and HoldCo pursuant to Section 10.1(a) of the Business Combination Agreement and no termination fee or other payment is due to either party from the other as a result of the termination. The effect of the termination of the Business Combination Agreement is as set forth in Section 10.2 of the Business Combination Agreement.

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

October 2025 Shareholder Meeting

On October 27, 2025, we held an extraordinary general meeting in lieu of an annual meeting of shareholders (the “Fourth Shareholder Meeting”), where the shareholders of the Company approved certain proposals, including, among others, the proposals to amend Articles 48.7 and 48.8 of the Company’s amended and restated memorandum and articles of association to provide that the Company must (i) consummate a business combination, or (ii) cease its operations except for the purpose of winding up if it fails to complete such business combination and redeem or repurchase 100% of the Company’s public shares included as part of the public units issued in the Company’s initial public offering, by October 27, 2025, and if the Company does not consummate a business combination by October 27, 2025, it may be extended up to six times, each by a monthly extension, for a total of up to six months to April 27, 2026, without the need for any further approval of the Company’s shareholders. At the 2025 Shareholder Meeting, the shareholders of the Company also approved the proposal to amend Articles 48.2, 48.4, 48.5, and 48.8 of the Company’s amended and restated memorandum and articles of association to eliminate the limitation that the Company may not redeem the Company’s public shares in an amount that would cause the Company’s net tangible assets to be less than US$5,000,001 following such redemptions.

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

At the Fourth Shareholder Meeting, the shareholders of the Company approved, among other things, that the Trustee must commence liquidation of the Trust Account by December 27, 2025, if further extended by up to six monthly extensions, up to April 27, 2026. Upon the shareholders’ approval, on October 27, 2025, the Company and the Trustee entered into an amendment to the Trust Agreement, pursuant to which no extension fee is required for each monthly extension.

Amendment to the Underwriting Agreement

On September 29, 2025, the Company entered into an amendment to the underwriting agreement dated as of December 21, 2022 (the “UA Amendment”) with Network 1 Financial Securities, Inc. (“Network 1”), the representative of several underwriters of the IPO.

Pursuant to the UA Amendment, Network 1 agrees to convert the total amount of its deferred underwriting commission in the amount of $2,415,000, or 3.5% of the gross proceeds from the IPO, into 805,000 Ordinary Shares of the post-combination entity at $3.00 per share (the “Deferred Underwriting Shares”) immediately prior to the consummation of the Company’s initial business combination. The Company agrees to register the Deferred Underwriting Shares under the registration statement to be filed by the Company with SEC under the Securities Act of 1933, as amended (the “Securities Act”) in connection with the initial business combination. If the Company fails to register such Deferred Underwriting Shares, Network 1 is entitled to up to two (2) demand registrations and an unlimited number of piggyback registrations with respect to such Deferred Underwriting Shares.

Trading on OTC Market

On December 3, 2025, the Company notified the Nasdaq Stock Market LLC (“Nasdaq”) of the Company’s decision to voluntarily delist its ordinary shares, units, warrants, and rights from the Nasdaq Capital Market. The Company’s ordinary shares, units, warrants, and rights were suspended from trading on the Nasdaq Capital Market prior to market open on December 12, 2025, and commenced trading on the over-the-counter markets operated by OTC Markets Group Inc. (the “OTC”) on the same day. The Company filed the Form 25 with the SEC on December 12, 2025. Following the Nasdaq delisting, the Company’s ordinary shares, rights and warrants were quoted on the OTCQB and its units were quoted on the OTCID under symbols “HSPOF,” “HSPRF,” “HSPWF,” and “HSPUF,” respectively.

Extensions and Extension Notes

In connection with the historical extensions, as of the date hereof, an aggregate of $2,160,000 extension fees had been deposited into the Trust Account, among which $190,000 was made by the Sponsor and $1,970,000 was made by Shenzhen Squirrel or Squirrel HK, respectively. As of the date of this report, the Company issued a total of 25 unsecured promissory notes to evidence the payment of the extension fees, including two notes to the Sponsor (the “Sponsor Extension Notes”) and 23 notes to Shenzhen Squirrel or Squirrel HK (the “Squirrel Extension Notes,” together with the Sponsor Extension Note, collectively the “Extension Notes”), respectively.

Working Capital Loans

As of the date hereof, HSPO has issued five (5) Sponsor Working Capital Notes to the Sponsor on April 12, 2024, October 8, 2024 February 5, 2025, June 13, 2025 and January 26, 2026, respectively, in connection with the Working Capital Loans in a total amount of $1,800,000 provided by the Sponsor (such three unsecured promissory notes, the “Sponsor Working Capital Notes” and, together with the Extension Notes, collectively, the “Notes”). The proceeds of the Sponsor Notes, which may be drawn down from time to time until the Company consummates its initial business combination, will be used for general working capital purposes.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO, search for a target to complete a business combination. Following the IPO, we have not generated any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the year ended December 31, 2025, we had a net income of $203,618 which consisted of interest and dividend income of $779,992 on investments held in Trust Account which was offset by operating cost of $576,374.

For the year ended December 31, 2024, we had a net income of $2,112,351 which consisted of interest and dividend income of $3,171,545 on investments held in Trust Account which was offset by operating cost of $1,059,194.

Liquidity and Capital Resources

As of December 31, 2025, we had $35,894 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes.

We intend to use substantially all of the net proceeds of the IPO, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

Over the next 12 months (assuming a business combination is not consummated prior thereto), we will be using the funds held outside of the Trust Account to consummate a business combination.

As of the date of this report, we have been relied on the loans from the Sponsor or Squirrel in support of our operations. We may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

As of December 31, 2025, we had cash of $35,894 and a working capital deficiency of $3,630,378. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. Our management’s plan in addressing this uncertainty is through the Working Capital Loans from our Sponsor or its affiliates. In addition, if we are unable to complete a business combination within the Combination Period, our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a business combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about our ability to continue as a going concern. Our financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2025, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

We are obligated to pay the underwriters a deferred underwriting fees equal to 3.5% of the gross proceeds of the IPO.  Pursuant to the UA Amendment, Network 1 agrees to convert the total amount of its deferred underwriting commission in the amount of $2,415,000, or 3.5% of the gross proceeds from the IPO, into 805,000 Ordinary Shares of the post-combination entity at $3.00 per share immediately prior to the consummation of the Company’s initial business combination.

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

Investments Held in Trust Account

At December 31, 2025, asset held in the Trust Account was $1,179,991. Substantially all of the assets held in the Trust Account were held in mutual funds with the underlying investments in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Interest and dividend income earned from investments held in Trust Account and gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividend income on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

At December 31, 2025, the assets held in the Trust Account were held in mutual funds with the underlying investments in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities and Level 1 investments.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2025, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in mutual funds with the underlying investments in U.S. Treasury securities. Due to the short-term nature of these investments, we believe there will be no associated material exposure to market or interest rate risk.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On January 22, 2026, the Company, upon the approval of the board of directors of the Company and the Audit Committee, dismissed UHY LLP, the former independent registered public accounting firm of the Company and appointed TAAD LLP (ID: 5854) to serve as its independent registered public accounting firm for the fiscal year ended December 31, 2025.

UHY LLP’s reports on the Company’s financial statements for the fiscal years ended December 31, 2023 and 2024 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. Furthermore, during the fiscal years ended December 31, 2023 and 2024 and the subsequent interim period through January 22, 2026, there were no disagreements with UHY LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of UHY LLP, would have caused UHY LLP to make reference to the subject matter of the disagreements in connection with its reports on the Company’s financial statements for such years. Also during this time, there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided UHY LLP with a copy of the above disclosure and requested that UHY LLP furnish the Company with a letter addressed to the U.S. Securities and Exchange Commission stating whether or not it agrees with the above statements.

During the two most recent fiscal years and any subsequent interim periods prior to the engagement of TAAD LLP, neither the Company, nor someone on behalf of the Company, has consulted TAAD LLP regarding (i) the application of accounting principles to any specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that TAAD LLP concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K, or any other matters set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2024, due to the material weakness in our internal controls due to the following:

(i)	Insufficient segregation of duties due to limited personnel, resulting in inadequate independent oversight;
(ii)	Lack of effective management review controls over work performed by third-party consultants, which did not detect misstatements on a timely basis; and
(iii)	Deficiencies in period-end close procedures, including inadequate controls over expense accruals and cut-off, resulting in unrecorded liabilities.

Management intends to implement remediation steps to improve our internal controls over financial reporting, including:

(a)

addressing inadequate segregation of duties due to limited personnel by appointing a dedicated Chief Financial Officer or strengthening Board-level oversight, and enhancing the overall control environment through improved policies and procedures;

(b)

improving oversight of third-party consultants by implementing formal review and approval procedures over financial reporting deliverables and engaging qualified professionals for complex accounting matters; and

(c)

enhancing the period-end close process by implementing procedures to identify unrecorded liabilities, including review of open invoices and subsequent cash disbursements, as well as adding additional layers of review and considering additional accounting personnel.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting for the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Officers, Directors and Director Nominees

Our officers and directors are as follows:

Name	Age	Position
Mingyu (Michael) Li	43	Chief Executive Officer, Chief Financial Officer, Director, and Chairman
Angel Colon	52	Independent Director
Mark Singh	34	Independent Director
Rodolfo Jose Gonzalez Caceres	54	Independent Director

Mr. Mingyu (Michael) Li, our Chief Executive Officer, Chief Financial Officer, Director and Chairman of the board of director. Since August 2023, Mr. Li has served as the Chief Executive Officer of HORIZONSPACE HOLDINGS PTE. LTD., a company providing consulting services located in Singapore. Since March 2023, Mr. Li has served the Chief Executive Officer, Director and Chairman of the board of director of Horizon Space Acquisition II Corp. (Nasdaq: HSPT), a special purpose acquisition company listing on Nasdaq. From March 2022 to March 2024, Mr. Li served as a director of Lakeshore Acquisition II Corp. (Former Nasdaq: LBBB), a special purpose acquisition company previously listing on Nasdaq, which completed its business combination with Nature’s Miracle Holding Inc. (Nasdaq: NMHI). Since November 2021, Mr. Li has served as the Chief Executive Officer of Hangzhou Qianhe Mingde Enterprise Management Consulting Co., Ltd., namely Horizon Holdings, a company providing consulting services. Since March 2020, Mr. Li has served as the Chief Executive Officer of Hangzhou Qianhe Mingde Equity Investment Co., Ltd., namely Horizon Capital, a private equity firm focusing renewable and AI-driven manufacturing. In Horizon Capital, he has led a number of private equity fundraisings, managed advisory business for cross-border mergers & acquisitions (“M&A”). From December 2019 to May 2025, Mr. Li served as the Chief Executive Officer at Shenzhen Hetai Mingde Capital Management Co., Ltd., a company provide capital management services. From January 2014 to January 2019, Mr. Li served as a Senior Partner at Hejun Capital, a private equity firm specializing in providing capital operation system solutions to high-growth enterprises. During his tenure in Hejun Capital, Mr. Li participated in two M&A transactions and post-merger integration projects involving listed companies in the media sector. From January 2012 to January 2013, Mr. Li served as a Director of Investment Banking in China Minsheng Bank, one of the leading commercial banks in China, where he was responsible for investment banking and financing needs of large energy companies. Mr. Li received his MBA Degree with a major in Finance from Cheung Kong Graduate School of Business in 2012 and a Bachelor Degree in Law from Hebei University in 2007.

Mr. Angel Colon serves as our independent director. Since August 2025, Mr. Colon has served as an independent director of Albert Origin Acquisition Corp, a special purpose acquisition company preparing its listing on Nasdaq. Since December 2024, Mr. Colon has served as an independent director of NetClass Technology Inc (Nasdaq: NTCL), a B2B smart education IT solutions provider. Since July 2021, Mr. Colon has also served as an independent director of Sentage Holdings Inc. (Nasdaq: SNTG), a holding company providing financial services in the PRC. From June 2019 to August 2025, he served as the Managing Director of Entoro Capital LLC, a financial and strategic advisory services firm. From July 2020 to November 2022, Mr. Colon served as the Chief Compliance Officer of Entoro Wealth LLC, an investment advisory and asset management firm. Both Entoro Wealth LLC and Entoro Capital LLC are affiliated with Entoro Securities LLC (CRD#: 35192/SEC#: 8-4663), a registered brokerage firm. Mr. Colon served as a financial advisor and consultant of Andean Farm and Pharma Corp. from December 2018 to June 2021 and Bronson Resource Limited from December 2018 to June 2021, responsible for research-backed support of strategies concerning the mitigation of risk and financial planning. He has served as a Managing Member of Turing Funds, LLC since July 2017, a financial services firm. He has also served as a Managing Member of NY Capital Management Group, LLC, an investment management firm, since January 2017. From October 2018 to February 2020, Mr. Colon served as a Managing Member of Vega Management Advisors, LLC, and Vega Management Investments, LLC, both of which are investment management firms. Mr. Colon received a Bachelor Degree of Science in International Business from St. John Fisher College in 1996. He has passed FINRA Series 6, Series 7, Series 24, Series 63 and Series 65 examinations and is a licensed broker registered with FINRA (CRD#: 2924711).

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

Number and Terms of Office of Officers and Directors

Our board of directors consists of four members. Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term: Class I, with a term expiring at the 2027 annual general meeting — Angel Colon; Class II, with a term expiring at the 2028 annual general meeting — Mark Singh and Rodolfo Jose Gonzalez Caceres; and Class III, with a term expiring at the 2026 annual general meeting — Mingyu (Michael) Li. Prior to the completion of an initial business combination, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors. After completion of the business combination, subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our Ordinary Shares.

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

Committees of the Board of Directors

Our board of directors currently has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NASDAQ require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Messrs. Colon, Singh, and Gonzalez Caceres currently serve as members of our audit committee. Under applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent, subject to the certain phase-in provisions. Our board of directors has determined that each of Messrs. Colon, Singh, and Gonzalez Caceres meet the independent director standard under Rule 10A-3(b)(1) of the Exchange Act.

Mr. Colon serves as the Chairman of the audit committee. Each member of the audit committee meets certain financial literacy requirements, and our board of directors has determined that Mr. Colon qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

The audit committee is governed by a charter.

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Messrs. Colon, Singh, and Gonzalez Caceres, each of whom is an independent director. Mr. Singh is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

Director Nominations

We do not have a standing nominating committee. In accordance with nomination process we adopted, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Clawback Policy

We adopted a clawback policy on November 28, 2023 that applies to our executive officers (the “Policy”). The Policy took effect on November 29, 2023.

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

To further minimize conflicts of interest, a special committee consisting of independent directors only was formed to review and evaluate the business combination. Furthermore, none of our insiders, officers, directors, special advisors or their respective affiliates has been or will be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate a business combination.

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

Based solely upon a review of such forms furnished to us during the most recent fiscal year, or written representations that no Forms 5 were required, we believe that that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2025.

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

	Number of	Percentage of
	Ordinary Shares	Outstanding
Name and Address of Beneficial Owner (1)	Beneficially Owned (2)	Ordinary Shares
Officers and Directors
Mingyu (Michael) Li	2,092,750	87.04%
Angel Colon	9,000	*
Mark Singh	5,000	*
Rodolfo Jose Gonzalez Caceres	4,000	*
All officers and directors as a group (4 individuals)	2,110,750	87.79%
5% Holders
Horizon Space Acquisition I Sponsor Corp. (2)	2,092,750	87.04%

*	Less than one percent

(1)	Unless otherwise noted, the business address of each of the following is c/o Horizon Space Acquisition I Corp., 1412 Broadway, 21st Floor, Suite 21V, New York, NY 10018.

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

As of the date hereof, HSPO has issued five (5) Sponsor Working Capital Notes to the Sponsor on April 12, 2024, October 8, 2024 February 5, 2025, June 13, 2025 and January 26, 2026, respectively, in connection with the Working Capital Loans in a total amount of $1,800,000 provided by the Sponsor.

Extension Loans

As of December 31, 2025, an aggregate of $2,160,000 monthly extension fee had been deposited into the Trust Account, among which $190,000 was made by the Sponsor and $1,970,000 was made by Shenzhen Squirrel or Squirrel HK, respectively. As of December 31, 2025, the Company issued a total of 25 Extension Notes, including two Sponsor Extension Notes and 23 Squirrel Extension Notes, respectively. If the Company does not complete a business combination, the loans would be repaid out of funds not held in the Trust Account, and only to the extent available.

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

Director Independence

A majority of our board of directors are independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Messrs. Colon, Singh, and Gonzalez Caceres are “independent directors” as defined in the applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

We appointed our current auditor TAAD LLP in January 2026, so no fees were paid for the years ended December 31, 2025 and 2024.

The following is a summary of fees paid or to be paid to our former auditor, UHY LLP (“UHY”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY in connection with regulatory filings. The aggregate fees billed by UHY for professional services rendered for the audit of our annual financial statements, review of the financial information included in our other required filings with the SEC for the years ended December 31, 2025 and 2024 totaled $145,866 and $180,396, respectively. The above amounts include interim procedures and audit fees.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” We did not pay UHY for professional services rendered for audit related fees for the years ended December 31, 2025 and 2024.

Tax Fees. We did not pay UHY for tax planning and tax advice for the years ended December 31, 2025 and 2024.

All Other Fees. We did not pay UHY for other services for the years ended December 31, 2025 and 2024.

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

4.5*

Warrant Agreement, dated December 21, 2022, between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent. (incorporated herein by reference to Exhibit 4.1 to Form 8-K as filed with the Securities and Exchange Commission on December 28, 2022)

4.6*

Rights Agreement, dated December 21, 2022, between the Registrant and Continental Stock Transfer & Trust Company, as rights agent. (incorporated herein by reference to Exhibit 4.2 to Form 8-K as filed with the Securities and Exchange Commission on December 28, 2022)

37

10.1*

Form of Extension Promissory Note to be issued by the Company to Squirrel Enlivened (Hong Kong) Technology Limited. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on January 30, 2025).

10.2*

Sponsor Promissory Note, dated February 5, 2025, issued by the Company to Horizon Space Acquisition I Sponsor Corp. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on February 6, 2025).

10.3*

Extension Promissory Note, dated February 26, 2025, issued by the Company to Squirrel Enlivened (Hong Kong) Technology Limited. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on February 28, 2025).

10.4*

Sponsor Promissory Note, dated June 13, 2025, issued by the Company to Horizon Space Acquisition I Sponsor Corp. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on June 13, 2025).

10.5*

Amendment No. 1 to the Underwriting Agreement dated September 29, 2025, by and between the Company and Network 1 Financial Securities, Inc. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on October 3, 2025).

10.6*

Extension Promissory Note, dated September 30, 2025, issued by the Company to Horizon Space Acquisition I Sponsor Corp. (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on October 3, 2025).

10.7*

Amendment to the Investment Management Trust Agreement dated October 27, 2025, between the Company and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on October 28, 2025).

10.8*

Sponsor Promissory Note, dated January 26, 2026, issued by the Company to Horizon Space Acquisition I Sponsor Corp. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on January 27, 2026).

16*

Letter from UHY LLP to the U.S. Securities and Exchange Commission, dated January 27, 2026. (incorporated herein by reference to Exhibit 16.1 to Form 8-K as filed with the Securities and Exchange Commission on January 28, 2026).

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

HORIZON SPACE ACQUISITION I CORP.

Date: April 15, 2026	By:	/s/ Mingyu (Michael) Li
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

Name	Position	Date

/s/ Mingyu (Michael) Li	Chief Executive Officer, Chief Financial Officer, Chairman and Director	April 15, 2026
Mingyu (Michael) Li	(Principle Executive Officer, Principal Accounting and Financial Officer)

/s/ Angel Colon	Director	April 15, 2026
Angel Colon

/s/ Mark Singh	Director	April 15, 2026
Mark Singh

/s/ Rodolfo Jose Gonzalez Caceres	Director	April 15, 2026
Rodolfo Jose Gonzalez Caceres

 HORIZON SPACE ACQUISITION I CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Horizon Space Acquisition I Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Horizon Space Acquisition I Corp. (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared to assume the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not have sufficient cash to sustain its operations and has a working capital deficit, and the Company’s realization of its business plan is dependent upon its ability to complete a business combination on or before April 27, 2026, which is less than one year from the issuance date of the financial statements. If a business combination is not consummated by this date or an extension is not obtained, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, and our opinion is not modified in respect to that matter.

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

/s/ TAAD LLP

We have served as the Company’s auditor since 2026.

Diamond Bar, California

April 15, 2026

HORIZON SPACE ACQUISITION I CORP

 BALANCE SHEETS

	December 31, 2025	December 31, 2024

Assets
Current assets:
Cash	$35,894	$7,815
Prepaid expenses	14,685	-
Total current assets	50,579	7,815

Investments held in Trust Account	1,179,991	21,320,091
Total Assets	$1,230,570	$21,327,906

Liabilities, Temporary Equity, and Shareholders' Deficit
Current liabilities:
Promissory notes	$1,970,000	$1,010,000
Extension loan - related party	190,000	70,000
Working Capital Loan- related party	1,314,003	700,000
Accounts payable and accrued expenses	206,954	201,819
Total current liabilities	3,680,957	1,981,819

Deferred underwriters' discount	2,415,000	2,415,000
Total Liabilities	6,095,957	4,396,819

Commitments and Contingencies

Ordinary shares subject to possible redemption, 93,484 and 1,857,989 shares at redemption value of $12.622 and $11.475 per share as of December 31, 2025, and 2024, respectively	1,179,991	21,320,091

Shareholders' Deficit:
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding
Ordinary shares, $0.0001 par value, 490,000,000 shares authorized, 2,310,750 shares issued and outstanding as of December 31, 2025, and 2024 (excluding 93,484 and 1,857,989 shares subject to possible redemption, respectively)	231	231
Accumulated deficit	(6,045,609)	(4,389,235)
Total Shareholders' Deficit	(6,045,378)	(4,389,004)
Total Liabilities, Temporary Equity, and Shareholders' Deficit	$1,230,570	$21,327,906

The accompanying notes are an integral part of these financial statements.

HORIZON SPACE ACQUISITION I CORP

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024

Formation and operating costs	$576,374	$1,059,194
Loss from operations	(576,374)	(1,059,194)

Other income
Interest and dividend income on investments held in Trust	779,992	3,171,545

Net Income	$203,618	$2,112,351

Basic and diluted weighted average redeemable ordinary shares outstanding	1,577,602	5,635,428
Basic and diluted net income per redeemable ordinary shares	$0.75	$0.47

Basic and diluted weighted average non-redeemable ordinary shares outstanding	2,310,750	2,310,750
Basic and diluted net loss per non-redeemable ordinary share	$(0.43)	$(0.23)

The accompanying notes are an integral part of these financial statements.

HORIZON SPACE ACQUISITION I CORP

 STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	For the Year Ended December 31, 2025
			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2024	2,310,750	$231	$-	$(4,389,235)	$(4,389,004)
Accretion of carrying value to redemption value	-	-	-	(1,859,992)	(1,859,992)
Net Income	-	-	-	203,618	203,618
Balance as of December 31, 2025	2,310,750	$231	$-	$(6,045,609)	$(6,045,378)

	For the Year Ended December 31, 2024
			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	2,310,750	$231	$-	$(2,530,041)	$(2,529,810)
Accretion of carrying value to redemption value	-	-	-	(3,971,545)	(3,971,545)
Net Income	-	-	-	2,112,351	2,112,351
Balance as of December 31, 2024	2,310,750	$231	$-	$(4,389,235)	$(4,389,004)

The accompanying notes are an integral part of these financial statements.

HORIZON SPACE ACQUISITION I CORP

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024

Cash Flows from Operating Activities:
Net income	$203,618	$2,112,351
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(779,992)	(3,171,545)
Changes in operating assets and liabilities:
Prepaid expenses	(14,685)	15,627
Accounts payable and accrued expenses	5,135	68,101
Net Cash Used in Operating Activities	(585,924)	(975,466)

Cash Flows from Investing Activities:
Proceeds from sale of investments in the Trust Account	22,000,092	50,598,309
Monthly extension fee deposited into Trust Account	(1,080,000)	(800,000)
Net Cash Provided by Investing Activities	20,920,092	49,798,309

Cash Flows from Financing Activities:
Ordinary shares redemption	(22,000,092)	(50,598,309)
Proceeds from working capital loan - related party	614,003	700,000
Proceeds from extension loan - related party	120,000	-
Proceeds from promissory notes	960,000	800,000
Net Cash Used in Financing Activities	(20,306,089)	(49,098,309)

Net Change in Cash	28,079	(275,466)

Cash, beginning of the year	7,815	283,281
Cash, end of the year	$35,894	$7,815

Supplemental Disclosure of Cash Flow Information:
Subsequent accretion of carrying value of public shares to redemption value	$(1,859,992)	$(3,971,545)

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

As of December 31, 2025 and 2024, the Company had not commenced any operations. For the period from June 14, 2022 (inception) through December 31, 2025, the Company’s efforts have been limited to organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for an initial Business Combination.  The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and dividend income from the proceeds derived from the IPO (as defined below).

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

Currently, pursuant to the Company’s amended and restated memorandum and articles of association, the Company has until November 27, 2025 to consummate its initial business combination, then further extended to April 27, 2026 by five Monthly Extensions No extension fee is required to be deposited into the trust account in connection with such extensions.

On December 3, 2025, the Company notified the Nasdaq Stock Market LLC (“Nasdaq”) of the Company’s decision to voluntarily delist its ordinary shares, units, warrants, and rights from the Nasdaq Capital Market. The Company’s ordinary shares, units, warrants, and rights will be suspended from trading on the Nasdaq Capital Market prior to market open on December 12, 2025, and will commence trading on the over-the-counter markets operated by OTC Markets Group Inc. (the “OTC”) on the same day. Following the Nasdaq delisting, the Company’s ordinary shares, rights and warrants will be quoted on the OTCQB and its units will be quoted on the OTCID.

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

Horizon Space Acquisition I Corp.

Notes To Financial Statements

Going Concern Consideration

As of December 31, 2025, the Company had cash of $35,894 and a working capital deficit of $3,630,378.

The Company’s cash and working capital as of December 31, 2025, are not sufficient to complete its planned activities to consummate a Business Combination for the upcoming year. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Currently, pursuant to the Company’s amended and restated memorandum and articles of association, the Company has extended the deadline to consummate its initial business combination to April 27, 2026, with no extension fee required to be deposited into the trust account. If the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Horizon Space Acquisition I Corp.

Notes To Financial Statements

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $35,894 and $7,815 in cash and did not have any cash equivalents as of December 31, 2025, and 2024, respectively. As of December 31, 2025, and 2024, the Company did not have any cash balances in excess of the Federal Deposit Insurance Corporation (FDIC) limit.

Furthermore, recent bank failures, non-performance, or other adverse developments that affect financial institutions could impair the ability of one or more of the banks participating in the credit facility from honoring their commitments. Such events could have a material adverse effect on the Company’s financial condition or results of operations.

Investments Held in Trust Account

As of December 31, 2025, and 2024, the assets held in the Trust Account were substantially held in mutual funds. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Interest and dividend income earned from investments held in Trust Account and gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividend income on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Income earned on these investments will be fully reinvested into the investments held in the Trust Account and therefore considered as an adjustment to reconcile net income to net cash used in operating activities in the condensed statements of cash flows. Such income reinvested will be used to redeem all or a portion of the ordinary shares upon the completion of Business Combination. For the years ended December 31, 2025 and 2024, there were $779,992 and $3,171,545 of interest and dividend income recognized, respectively.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2025, and 2024, 93,484 and 1,857,989 ordinary shares subject to possible redemption are presented at redemption value of $12.622 and $11.475 per share, respectively, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Horizon Space Acquisition I Corp.

Notes To Financial Statements

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less interest and dividend income and unrealized gain or loss on investments in the Trust Account less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. The conversion feature of promissory note should be considered based on ASU 2020-06. However, the conversion features do not have impact to earnings per share calculation, because company suffered loss in private share for the years ended December 31, 2025 and 2024. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Net income	$203,618	$2,112,351
Accretion of carrying value to redemption value	(1,859,992)	(3,971,545)
Net loss including accretion of carrying value of Redemption value	$(1,656,374)	$(1,859,194)

	For the Year Ended		For the Year Ended
	December 31, 2025		December 31, 2024
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Ordinary	Ordinary	Ordinary	Ordinary
	Share	Share	Share	Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(672,032)	$(984,342)	$(1,318,539)	$(540,654)
Accretion of carrying value to redemption value	1,859,992	-	3,971,545	-
Allocation of net income/(loss)	$1,187,960	$(984,342)	$2,653,006	$(540,654)

Denominators:
Weighted-average shares outstanding	1,577,602	2,310,750	5,635,428	2,310,750
Basic and diluted net income/ (loss) per share	$0.75	$(0.43)	$0.47	$(0.23)

Horizon Space Acquisition I Corp.

Notes To Financial Statements

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2025, and 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

As of December 31, 2025, and 2024, the assets held in the Trust Account are invested in the BlackRock Liquidity Treasury Trust Fund, a money market mutual fund. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2025, and 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	December 31, 2025		December 31, 2024
	Level	Investment	Level	Investment

Assets:
Investments held in Trust Account	1	$1,179,991	1	$21,320,091

Horizon Space Acquisition I Corp.

Notes To Financial Statements

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

Income earned from U.S. debt obligations held in the Trust Account is intended to qualify for the portfolio income exemption or otherwise be exempt from U.S. withholding taxes. Furthermore, shareholders of the Company’s shares may be subject to tax in their respective jurisdictions based on applicable law, for instance, United States persons may be subject to tax on amounts deemed received depending on whether the Company is a passive foreign investment company and whether U.S. persons have made any applicable tax elections permitted under applicable law. The provision for income taxes was deemed to be immaterial for the years ended December 31, 2025 and 2024.

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

As of December 31, 2025, and 2024, the amounts of ordinary shares reflected on the balance sheets are reconciled in the following table.

Ordinary shares subject to possible redemption, December 31, 2023	$67,946,855
Less:
Redemptions	(50,598,309)
Plus:
Subsequent accretion of carrying value to redemption value	3,171,545
Monthly extension fees deposited	800,000
Ordinary shares subject to possible redemption, December 31, 2024	21,320,091
Less:
Redemptions	(22,000,092)
Plus:
Subsequent accretion of carrying value to redemption value	779,992
Monthly extension fees deposited	1,080,000
Ordinary shares subject to possible redemption, December 31, 2025	$1,179,991

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

Notes To Financial Statements

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

As of December 31, 2025, and 2024, the Company had borrowings of $1,970,000 and $1,010,000 under the Target Extension Notes from Shenzhen Squirrel and/or Squirrel HK, respectively.

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

As of December 31, 2025, and 2024, the Company had borrowings of $190,000 and $70,000, under the Sponsor Extension Notes from the Sponsor.

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

On April 12, 2024, October 8, 2024, February 5, 2025, June 13, 2025, and January 26, 2026 the Company issued unsecured promissory notes in the total principal amount of $1,800,000 to the Sponsor (the “Sponsor Notes,” together with the Extension Notes, collectively, the “Notes”). The proceeds of the Sponsor Notes, which may be drawn down from time to time until the Company consummates its initial Business Combination, will be used for general working capital purposes. The Notes bear no interest and are payable in full upon the Maturity Date. The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Notes may be accelerated. The payees of the Notes have the right, but not the obligation, to convert the Notes, in whole or in part, respectively, into the Conversion Units of the Company, each consisting of one ordinary share, one warrant, and one right to receive one-tenth (1/10) of one ordinary share upon the consummation of a Business Combination. The number of Conversion Units to be received by the payees in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the payees by (y) $10.00.

As of December 31, 2025 and 2024, the Company had $1,314,003 and $700,000, respectively, outstanding under the working capital loans. The maximum borrowing capacity under the working capital loan arrangements was $1,300,000 as of December 31, 2025. The outstanding balance as of that date exceeded the stated borrowing limit primarily due to timing differences between borrowings and formal issuances of promissory notes. In January 2026, subsequent to year end, the Company issued an additional $500,000 unsecured promissory note to the Sponsor, which supplemented and formalized the excess borrowings outstanding as of December 31, 2025.

Horizon Space Acquisition I Corp.

Notes To Financial Statements

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

As of December 31, 2025, and 2024, there were 2,310,750 ordinary shares issued and outstanding, excluding 93,484 and 1,857,989 shares subject to possible redemption as of each respective date.

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

Horizon Space Acquisition I Corp.

Notes To Financial Statements

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

As of December 31, 2025, and 2024, 6,900,000 public warrants were outstanding. Substantially concurrently with the closing of the IPO, the Company issued 385,750 private warrants to the Sponsor included in the Private Placement Units. As of December 31, 2025, and 2024, there were 385,750 private warrants issued and outstanding. The Company will account for warrants as equity instruments in accordance with ASC 815, Derivatives and Hedging, based on the specific terms of the warrant agreement.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Year ended December 31, 2025	For the Year ended December 31, 2024
Professional services fee in connection with Business Combination	$(105,000)	$(398,163)
Other formation and operating costs	(471,374)	(661,031)
Total formation and operating costs	(576,374)	(1,059,194)
Interest earned on investment held in Trust Account	779,992	3,171,545
Net income	$203,618	$2,112,351

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through April 15, 2026. Based on this review, management identified the following subsequent events that are required disclosures in the financial statements.

On January 26, 2026, Company issued an unsecured promissory note in the principal amount of $500,000 to the Sponsor. The proceeds of such unsecured promissory note, which may be drawn down from time to time until the Company consummates its initial business combination, will be used as general working capital purposes.

