Form 10-Q
period 2026-03-31
Horizon Space Acquisition I Corp.
filed 2026-05-15
CIK 1946021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 001-41578

HORIZON SPACE ACQUISITION I CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1412 Broadway, 21st Floor, Suite 21V

New York, NY 10018

(Address of principal executive offices)

(646) 257-5537

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, consisting of one Ordinary Share, $0.0001 par value, one redeemable Warrant, each whole warrant to acquire one Ordinary Share, and one Right to acquire one-tenth of one Ordinary Share	HSPOU	OTC Market Group, Inc.

Ordinary Shares, par value $0.0001 per share	HSPO	OTC Market Group, Inc.

Redeemable Warrants, each whole warrant exercisable for one Ordinary Share at an exercise price of $11.50 per share	HSPOW	OTC Market Group, Inc.

Rights, each whole right to acquire one-tenth of one Ordinary Share	HSPOR	OTC Market Group, Inc.

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

As of the date hereof, there were 2,369,416 ordinary shares of the Company, par value $0.0001 per share, issued and outstanding.

HORIZON SPACE ACQUISITION I CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

HORIZON SPACE ACQUISITION I CORP
CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$25,977	$35,894
Prepaid expenses	10,680	14,685
Total current assets	36,657	50,579

Investments held in Trust Account	1,190,366	1,179,991
Total Assets	$1,227,023	$1,230,570

Liabilities, Temporary Equity, and Shareholders' Deficit
Current liabilities:
Promissory notes	$1,970,000	$1,970,000
Extension loan - related party	190,000	190,000
Working Capital Loan- related party	1,474,003	1,314,003
Accounts payable and accrued expenses	166,971	206,954
Total current liabilities	3,800,974	3,680,957

Deferred underwriters' discount	2,415,000	2,415,000
Total Liabilities	6,215,974	6,095,957

Commitments and Contingencies

Ordinary shares subject to possible redemption, 93,484 shares at redemption value of $12.733 and $12.622 per share as of March 31, 2026 and December 31, 2025, respectively	1,190,366	1,179,991

Shareholders' Deficit:
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding
Ordinary shares, $0.0001 par value, 490,000,000 shares authorized, 2,310,750 shares issued and outstanding as of March 31, 2026 and December 31, 2025 (excluding 93,484 shares subject to possible redemption)	231	231
Additional paid-in capital	-	-
Accumulated deficit	(6,179,548)	(6,045,609)
Total Shareholders' Deficit	(6,179,317)	(6,045,378)
Total Liabilities, Temporary Equity, and Shareholders' Deficit	$1,227,023	$1,230,570

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION I CORP
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025

Formation and operating costs	$133,939	$153,298
Loss from operations	(133,939)	(153,298)

Other income
Interest and dividend income on investments held in Trust	10,375	224,752

Net (loss) income	$(123,564)	$71,454

Basic and diluted weighted average redeemable ordinary shares outstanding	93,484	1,857,989
Basic and diluted net income per redeemable ordinary shares	$0.06	$0.19

Basic and diluted weighted average non-redeemable ordinary shares outstanding	2,310,750	2,310,750
Basic and diluted net loss per non-redeemable ordinary share	$(0.06)	$(0.12)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION I CORP
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	For the Three Months Ended March 31, 2026
			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2025 (Audited)	2,310,750	$231	$-	$(6,045,609)	$(6,045,378)
Accretion of carrying value to redemption value	-	-	-	(10,375)	(10,375)
Net loss	-	-	-	(123,564)	(123,564)
Balance as of March 31, 2026 (Unaudited)	2,310,750	$231	$-	$(6,179,548)	$(6,179,317)

	For the Three Months Ended March 31, 2025
			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31,2024 (Audited)	2,310,750	$231	$-	$(4,389,235)	$(4,389,004)
Accretion of carrying value to redemption value	-	-	-	(584,752)	(584,752)
Net Income	-	-	-	71,454	71,454
Balance as of March 31, 2025 (Unaudited)	2,310,750	$231	$-	$(4,902,533)	$(4,902,302)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION I CORP
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025

Cash Flows from Operating Activities:
Net (loss) income	$(123,564)	$71,454
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(10,375)	(224,752)
Changes in operating assets and liabilities:
Prepaid expenses	4,005	(63,751)
Accounts payable and accrued expenses	(39,983)	10,042
Net Cash Used in Operating Activities	(169,917)	(207,007)

Cash Flows from Investing Activities:
Monthly extension fee deposited into Trust Account	-	(360,000)
Net Cash Used in Provided by Investing Activities	-	(360,000)

Cash Flows from Financing Activities:
Ordinary shares redemption	-	-
Proceeds from working capital loan - related party	160,000	250,000
Proceeds from promissory notes	-	360,000
Net Cash Provided by Financing Activities	160,000	610,000

Net Change in Cash	(9,917)	42,993

Cash, beginning of the period	35,894	7,815
Cash, end of the period	$25,977	$50,808

Supplemental Disclosure of Cash Flow Information:
Subsequent accretion of carrying value of public shares to redemption value	$(10,375)	$(584,752)

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

As of March 31, 2026, the Company had not commenced any operations. For the period from June 14, 2022 (inception) through March 31, 2026, the Company’s efforts have been limited to organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for an initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and dividend income from the proceeds derived from the IPO (as defined below).

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

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

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

Currently, pursuant to the Company’s amended and restated memorandum and articles of association, the Company extended the deadline to consummate its initial business combination to April 27, 2026 with no extension fee required to be deposited into the Trust Account.

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

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

Going Concern Consideration

As of March 31, 2026, the Company had cash of $25,977 and a working capital deficit of $3,764,317.

The Company’s cash and working capital as of March 31, 2026 are not sufficient to complete its planned activities to consummate a Business Combination for the upcoming year. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Currently, pursuant to the Company’s amended and restated memorandum and articles of association, the Company has extended the deadline to consummate its initial business combination to April 27, 2026, with no extension fee required to be deposited into the Trust Account. If the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 15, 2026.

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

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $25,977 and $35,894 in cash and did not have any cash equivalents as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, the Company did not have any cash balances in excess of the Federal Deposit Insurance Corporation (FDIC) limit.

Furthermore, recent bank failures, non-performance, or other adverse developments that affect financial institutions could impair the ability of one or more of the banks participating in the credit facility from honoring their commitments. Such events could have a material adverse effect on the Company’s financial condition or results of operations.

Investments Held in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account were substantially held in mutual funds. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Interest and dividend income earned from investments held in Trust Account and gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividend income on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Income earned on these investments will be fully reinvested into the investments held in the Trust Account and therefore considered as an adjustment to reconcile net income to net cash used in operating activities in the condensed statements of cash flows. Such income reinvested will be used to redeem all or a portion of the ordinary shares upon the completion of Business Combination. For the three months ended March 31 2026 and 2025, there were $10,375 and $224,752 of interest and dividend income recognized, respectively.

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

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2026 and December 31, 2025, 93,484 ordinary shares subject to possible redemption are presented at redemption value of $12.733 and $12.622 per share, respectively, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less interest and dividend income and unrealized gain or loss on investments in the Trust Account less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. The conversion feature of promissory note should be considered based on ASU 2020-06. However, the conversion features do not have impact to earnings per share calculation, because company suffered loss in private share for the three months ended March 31, 2026 and 2025. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
	(Unaudited)	(Unaudited)
Net income (loss)	$(123,564)	$71,454
Accretion of carrying value to redemption value	(10,375)	(584,752)
Net loss including accretion of carrying value of redemption value	$(133,939)	$(513,298)

	For the Three Months Ended		For the Three Months Ended
	March 31, 2026		March 31, 2025
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Ordinary	Ordinary	Ordinary	Ordinary
	Share	Share	Share	Share
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(5,208)	$(128,731)	$(228,775)	$(284,523)
Accretion of carrying value to redemption value	10,375	-	584,752	-
Allocation of net income/(loss)	$5,167	$(128,731)	$355,977	$(284,523)

Denominators:
Weighted-average shares outstanding	93,484	2,310,750	1,857,989	2,310,750
Basic and diluted net income/ (loss) per share	$0.06	$(0.06)	$0.19	$(0.12)

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2026 and December 31, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

☐

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

☐

Level 2 - Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

☐	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account are invested in the BlackRock Liquidity Treasury Trust Fund, a money market mutual fund. All of the Company’s investments held in the Trust Account are classified as trading securities.

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	March 31, 2026 (Unaudited)		December 31, 2025
	Level	Investment	Level	Investment

Assets:
Investments held in Trust Account	1	$1,190,366	1	$1,179,991

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified Cayman Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited condensed financial statements. Since the Company was incorporated on June 14, 2022, the evaluation was performed for the 2022 to 2025 tax years which will be the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

Income earned from U.S. debt obligations held in the Trust Account is intended to qualify for the portfolio income exemption or otherwise be exempt from U.S. withholding taxes. Furthermore, shareholders of the Company’s shares may be subject to tax in their respective jurisdictions based on applicable law, for instance, United States persons may be subject to tax on amounts deemed received depending on whether the Company is a passive foreign investment company and whether U.S. persons have made any applicable tax elections permitted under applicable law. The provision for income taxes was deemed to be immaterial for the three months ended March 31, 2026 and 2025.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

As of March 31, 2026 and December 31, 2025, the amounts of ordinary shares reflected on the balance sheets are reconciled in the following table.

Ordinary shares subject to possible redemption, December 31, 2024	$21,320,091
Less:
Redemptions	(22,000,092)
Plus:
Subsequent accretion of carrying value to redemption value	779,992
Monthly extension fees deposited	1,080,000
Ordinary shares subject to possible redemption, December 31, 2025	1,179,991
Less:
Redemptions	-
Plus:
Subsequent accretion of carrying value to redemption value	10,375
Monthly extension fees deposited	-
Ordinary shares subject to possible redemption, March 31, 2026 (Unaudited)	$1,190,366

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

Among the Target Extension Notes, (1) the Target Extension Notes from October 2023 to August 2024 bear no interest and are payable in full upon the earlier to occur of (i) the consummation of the Company’s initial Business Combination or (ii) the date of expiration of the term of the Company (the “Maturity Date”). As the payee of such Target Extension Notes, Shenzhen Squirrel, has the right, but not the obligation, to convert the Target Extension Notes, in whole or in part, respectively, into private units (the “Extension Units”) of the Company, each consisting of one ordinary share, one warrant, and one right to receive one-tenth (1/10) of one ordinary share upon the consummation of its initial Business Combination. The number of Extension Units to be received by the payees in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such payee by (y) $10.00. At Maturity Date, any overdue amounts shall accrue default interest at a rate per annum equal to the interest rate which is the prevailing short term United States Treasury Bill rate, from the date on which such payment is due until the day on which all sums due are received by Shenzhen Squirrel, and (2) the Target Extension Notes from September 2024 to June 2025 also bear no interest and are payable in full on the Maturity Date. However, unlike the Target Extension Notes from October 2023 to August 2024,the Target Extension Notes from September 2024 to June 2025 do not include any conversion feature.

As of March 31, 2026 and December 31, 2025, the Company had borrowings of $1,970,000 under the Target Extension Notes from Shenzhen Squirrel and/or Squirrel HK, respectively.

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

As of March 31, 2026 and December 31, 2025, the Company had borrowings of $190,000, under the Sponsor Extension Notes from the Sponsor.

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

In January 2026, the Company issued another unsecured promissory note in the principal amount of $500,000 to the Sponsor. As result, the maximum borrowing capacity under the working capital loan arrangements was increased to $1,800,000.

As of March 31, 2026 and December 31, 2025, the Company had $1,474,003 and $1,314,003, respectively, outstanding under the working capital loans.

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

As of March 31, 2026 and December 31, 2025, there were 2,310,750 ordinary shares issued and outstanding, excluding 93,484 shares subject to possible redemption as of each respective date.

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

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

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

As of March 31, 2026 and December 31, 2025, 6,900,000 public warrants were outstanding. Substantially concurrently with the closing of the IPO, the Company issued 385,750 private warrants to the Sponsor included in the Private Placement Units. As of March 31, 2026 and December 31, 2025, there were 385,750 private warrants issued and outstanding. The Company will account for warrants as equity instruments in accordance with ASC 815, Derivatives and Hedging, based on the specific terms of the warrant agreement.

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

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

•

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

•

if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

Note 9 — Segment information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
	(Unaudited)	(Unaudited)
Professional services fee in connection with Business Combination	$-	$(35,000)
Other formation and operating costs	(133,939)	(118,298)
Total formation and operating costs	(133,939)	(153,298)
Interest earned on investment held in Trust Account	10,375	224,752
Net income	$(123,564)	$71,454

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through May 14, 2026. Based on this review, management identified the following subsequent events that are required disclosures in the unaudited condensed financial statements.

On April 20, 2026, the  Company held an extraordinary general meeting in lieu of an annual meeting of shareholders (the “2026 Shareholder Meeting”), where the shareholders of the Company approved certain proposals, including, among others, the proposals to amend Articles 48.7 and 48.8 of the Company’s amended and restated memorandum and articles of association to provide that the Company must (i) consummate a business combination, or (ii) cease its operations except for the purpose of winding up if it fails to complete such business combination and redeem or repurchase 100% of the Company’s public shares included as part of the public units issued in the Company’s initial public offering, by June 12, 2027, without the need for any further approval of the Company’s shareholders. Further, at the 2026 Shareholder Meeting, the shareholders of the Company also approved, among other things, that the Trustee must commence liquidation of the Trust Account by June 12, 2027. Upon the shareholders’ approval, on April 20, 2026, the Company and the Trustee entered into an amendment to the Trust Agreement accordingly.

In connection with the 2026 Shareholder Meeting, on April 21, 2026, 34,818 Ordinary Shares of the Company were rendered for redemption, and $444,170 was released from the Trust Account to pay such redeeming shareholders on April 21, 2026. As a result, as of the date hereto, the Company has 2,369,416 Ordinary Shares issued and outstanding, including 58,666 public shares.

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

Recent Developments

April 2026 Shareholder Meeting

On April 20, 2026, we held an extraordinary general meeting in lieu of an annual meeting of shareholders (the “2026 Shareholder Meeting”), where the shareholders of the Company approved certain proposals, including, among others, the proposals to amend Articles 48.7 and 48.8 of the Company’s amended and restated memorandum and articles of association to provide that the Company must (i) consummate a business combination, or (ii) cease its operations except for the purpose of winding up if it fails to complete such business combination and redeem or repurchase 100% of the Company’s public shares included as part of the public units issued in the Company’s initial public offering, by June 12, 2027, without the need for any further approval of the Company’s shareholders.

In connection with the 2026 Shareholder Meeting, the Company received redemption requests from its public shareholders to redeem a total of 34,818 Ordinary Shares and approximately $0.44 million was released from the Trust Account to pay such redeeming shareholders.

Further, at the 2026 Shareholder Meeting, the shareholders of the Company also approved, among other things, that the Trustee must commence liquidation of the Trust Account by June 12, 2027. Upon the shareholders’ approval, on April 20, 2026, the Company and the Trustee entered into an amendment to the Trust Agreement accordingly.

Working Capital Loans

On January 26, 2026, the Company issued one unsecured promissory note in the principal amount of $300,000 to the Sponsor (the “Sponsor Working Capital Note”). The proceeds of the Sponsor Working Capital Note, which may be drawn down from time to time until the Company consummates its initial business combination, will be used for general working capital purposes.

The Sponsor Working Capital Note bear no interest and are payable in full upon the earlier to occur of (i) the consummation of the Company’s business combination or (ii) the date of expiry of the term of the Company (the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Sponsor Working Capital Note may be accelerated.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our activities from inception through March 31, 2026 involved mainly searching for a suitable target for our initial business combination. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the three months ended March 31, 2026, we had a net loss of $123,564 which consisted of interest and dividend income of $10,375 on investments held in Trust Account which was offset by operating cost of $133,939.

For the three months ended March 31, 2025, we had a net income of $71,454 which consisted of interest and dividend income of $224,752 on investments held in Trust Account which was offset by operating cost of $153,298.

Liquidity and Capital Resources

For the three months ended March 31, 2026, cash used in operating activities was $169,917. As of March 31, 2026, we had cash of $25,977 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem the ordinary shares. As of March 31, 2026, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

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

As of March 31, 2026, we had cash of $25,977 and working capital deficiency of $3,764,317. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. Our management’s plan in addressing this uncertainty is through the funds loaned from our Sponsor, officers, directors or their affiliates. In addition, if we are unable to complete a business combination by June 12, 2027 (the “Combination Period”), our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a business combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about our ability to continue as a going concern. Our financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2026, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

We are obligated to issue 805,000 Deferred Underwriting Shares to the underwriters as the deferred underwriting fees equal to 3.5% of the gross proceeds of the IPO at $3.00 per share upon the completion of the business combination.

The founder shares, the Ordinary Shares included in the Private Units, and any Ordinary Shares that may be issued upon conversion of working capital loans with outstanding balance of $1,474,003 as of March 31, 2026 (and any underlying securities) will be entitled to registration rights pursuant to a registration rights agreement entered into in connection with the IPO. The holders of these securities are entitled to make up to two demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

On January 26, 2026, the Company issued the Sponsor Working Capital Note in the principal amount of $300,000 to the Sponsor. The proceeds of the Sponsor Working Capital Note, which may be drawn down from time to time until the Company consummates its initial business combination, will be used for general working capital purposes. The Sponsor Working Capital Note bears no interest and are payable in full upon the earlier to occur of (i) the consummation of the Company’s business combination or (ii) the date of expiry of the term of the Company (the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Sponsor Working Capital Notes may be accelerated. The payees of the Sponsor Working Capital Note have the right, but not the obligation, to convert the Sponsor Working Capital Note, in whole or in part, respectively, into private units (the “Conversion Units”) of the Company, each consisting of one Ordinary Share, one warrant, and one right to receive one-tenth (1/10) of one Ordinary Share upon the consummation of a business combination. The number of Conversion Units to be received by the payees in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the payees by (y) $10.00.

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

Investments Held in Trust Account

At March 31, 2026, assets held in the Trust Account were $1,190,366. Substantially all of the assets held in the Trust Account were held in mutual funds. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividend income on investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

•	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

At March 31, 2026 and December 31, 2025, the assets held in the Trust Account were substantially held in mutual funds and U.S. Treasury securities, respectively. All of the Company’s investments held in the Trust Account are classified as trading securities.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer who also serves as our principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were not, in design and operation, effective as of March 31, 2026 at a reasonable assurance level due to the material weakness in internal control over financial reporting described below:

Material Weaknesses

•	Insufficient segregation of duties due to limited personnel, resulting in inadequate independent oversight;

•	Lack of effective management review controls over work performed by third-party consultants, which did not detect misstatements on a timely basis; and

•	Deficiencies in period-end close procedures, including inadequate controls over expense accruals and cut-off, resulting in unrecorded liabilities.

Changes in Internal Control Over Financial Reporting

The Company has implemented certain changes in its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to remediate the material weaknesses identified in March for the three months ended March 31, 2026. These remediation efforts included:

•

Addressing inadequate segregation of duties due to limited personnel by appointing a dedicated Chief Financial Officer or strengthening Board-level oversight, and enhancing the overall control environment through improved policies and procedures;

•

Improving oversight of third-party consultants by implementing formal review and approval procedures over financial reporting deliverables and engaging qualified professionals for complex accounting matters; and

•

Enhancing the period-end close process by implementing procedures to identify unrecorded liabilities, including review of open invoices and subsequent cash disbursements, as well as adding additional layers of review and considering additional accounting personnel.

While the Company has remediated certain previously identified material weaknesses, our principal executive officer concluded that as of March 31, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Not applicable to a smaller reporting company. However, factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our IPO prospectus and our annual report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”) as filed with the SEC on April 15, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our IPO prospectus and Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

The information of the Sponsor Working Capital Note contained under Item 2 of Part I above is incorporated herein by reference in response to this item. The issuance of the Sponsor Working Capital Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

3.2

Special Resolution of the Shareholders of the Company to amend the Amended and Restated Memorandum and Articles of Association dated April 20, 2026. (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on April 23, 2026).

10.1

Sponsor Promissory Note, dated January 26, 2026, issued by the Company to Horizon Space Acquisition I Sponsor Corp. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on January 27, 2026).

10.2

Amendment to the Investment Management Trust Agreement dated April 20, 2026, between the Company and Continental Stock Transfer & Trust Company. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on April 23, 2026).

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

____________

* Filed herewith.

** Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON SPACE ACQUISITION I CORP.

Date: May 14, 2026	By:	/s/ Mingyu (Michael) Li
Mingyu (Michael) Li
Chief Executive Officer, Chief Financial Officer, Chairman and Secretary (Principal Executive Officer, Principal Financial Officer and Accounting Officer)

