Form 10-Q
period 2026-06-30
Horizon Space Acquisition I Corp.
filed 2026-08-13
CIK 1946021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

HORIZON SPACE ACQUISITION I CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

HORIZON SPACE ACQUISITION I CORP

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$204,176	$35,894
Prepaid expenses	6,675	14,685
Total current assets	210,851	50,579

Investments held in Trust Account	753,670	1,179,991
Total Assets	$964,521	$1,230,570

Liabilities, Temporary Equity, and Shareholders' Deficit
Current liabilities:
Promissory notes	$1,970,000	$1,970,000
Extension loan - related party	190,000	190,000
Working Capital Loan- related party	1,759,003	1,314,003
Accounts payable and accrued expenses	154,225	206,954
Total current liabilities	4,073,228	3,680,957

Deferred underwriters' discount	2,415,000	2,415,000
Total Liabilities	6,488,228	6,095,957

Commitments and Contingencies

Ordinary shares subject to possible redemption, 58,666 and 93,484 shares at redemption value of $12.85 and $12.62 per share as of June 30, 2026 and December 31, 2025, respectively	753,670	1,179,991

Shareholders' Deficit:
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding
Ordinary shares, $0.0001 par value, 490,000,000 shares authorized, 2,310,750 shares issued and outstanding as of June 30, 2026 and December 31, 2025 (excluding 58,666 and 93,484 shares subject to possible redemption, respectively)	231	231
Accumulated deficit	(6,277,608)	(6,045,609)
Total Shareholders' Deficit	(6,277,377)	(6,045,378)
Total Liabilities, Temporary Equity, and Shareholders' Deficit	$964,521	$1,230,570

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION I CORP

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025

Formation and operating costs	$98,060	$153,989	$231,999	$307,287
Loss from operations	(98,060)	(153,989)	(231,999)	(307,287)

Other income
Interest and dividend income on investments held in Trust	7,474	229,876	17,849	454,628

Net (loss) income	$(90,586)	$75,887	$(214,150)	$147,341

Basic and diluted weighted average redeemable ordinary shares outstanding	67,466	1,857,989	80,403	1,857,989
Basic and diluted net income per redeemable ordinary shares	$0.07	$0.19	$0.12	$0.39

Basic and diluted weighted average non-redeemable ordinary shares outstanding	2,310,750	2,310,750	2,310,750	2,310,750
Basic and diluted net loss per non-redeemable ordinary share	$(0.04)	$(0.12)	$(0.10)	$(0.25)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION I CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	For the Six Months Ended June 30, 2026
			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2025 (Audited)	2,310,750	$231	$-	$(6,045,609)	$(6,045,378)
Accretion of carrying value to redemption value	-	-	-	(10,375)	(10,375)
Net loss	-	-	-	(123,564)	(123,564)
Balance as of March 31, 2026 (Unaudited)	2,310,750	231	-	(6,179,548)	(6,179,317)
Accretion of carrying value to redemption value	-	-	-	(7,474)	(7,474)
Net loss	-	-	-	(90,586)	(90,586)
Balance as of June 30, 2026 (Unaudited)	2,310,750	$231	$-	$(6,277,608)	$(6,277,377)

	For the Six Months Ended June 30, 2025
			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31,2024 (Audited)	2,310,750	$231	$-	$(4,389,235)	$(4,389,004)
Accretion of carrying value to redemption value	-	-	-	(584,752)	(584,752)
Net Income	-	-	-	71,454	71,454
Balance as of March 31, 2025 (Unaudited)	2,310,750	231	-	(4,902,533)	(4,902,302)
Accretion of carrying value to redemption value	-	-	-	(589,876)	(589,876)
Net Income	-	-	-	75,887	75,887
Balance as of June 30, 2025 (Unaudited)	2,310,750	$231	$-	$(5,416,522)	$(5,416,291)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION I CORP

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025

Cash Flows from Operating Activities:
Net (loss) income	$(214,150)	$147,341
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(17,849)	(454,628)
Changes in operating assets and liabilities:
Prepaid expenses	8,010	(42,500)
Accounts payable and accrued expenses	(52,729)	(4,769)
Net Cash Used in Operating Activities	(276,718)	(354,556)

Cash Flows from Investing Activities:
Proceeds from sale of investments in the Trust Account	444,170	-
Monthly extension fee deposited into Trust Account	-	(720,000)
Net Cash (Used in) Provided by Investing Activities	444,170	(720,000)

Cash Flows from Financing Activities:
Ordinary shares redemption	(444,170)	-
Proceeds from working capital loan - related party	445,000	360,000
Proceeds from promissory notes	-	720,000
Net Cash Provided by (Used in) Financing Activities	830	1,080,000

Net Change in Cash	168,282	5,444

Cash, beginning of the period	35,894	7,815
Cash, end of the period	$204,176	$13,259

Supplemental Disclosure of Cash Flow Information:
Subsequent accretion of carrying value of public shares to redemption value	$(17,849)	$(1,174,628)

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

As of June 30, 2026, the Company had not commenced any operations. For the period from June 14, 2022 (inception) through June 30, 2026, the Company’s efforts have been limited to organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for an initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and dividend income from the proceeds derived from the IPO (as defined below).

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

On April 20, 2026, the Company held an extraordinary general meeting of shareholders (the “EGM”), at which the shareholders approved (i) the amendment of Articles 48.7 and 48.8 of the Company’s amended and restated memorandum and articles of association to provide that the Company must (a) consummate a Business Combination, or (b) cease its operations except for the purpose of winding up if it fails to complete such Business Combination, and redeem or repurchase 100% of the public shares included as part of the units issued in the Company’s initial public offering, by June 12, 2027 (the “Termination Date”), and (ii) the amendment of the Investment Management Trust Agreement dated December 21, 2022, as amended (the “Trust Agreement”), to provide that the trustee must commence liquidation of the Trust Account by June 12, 2027. On April 20, 2026, the Company and the trustee entered into the amendment to the Trust Agreement. In connection with the vote to approve the charter amendment, shareholders holding 34,818 ordinary shares exercised their right to redeem such shares, and, as a result, the Company had 2,369,416 ordinary shares issued and outstanding immediately following such redemption.

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

As a result, from January 2025 to the date hereof, the Company issued a total of nine (9) unsecured promissory notes to Squirrel Group Companies (six (6) to Squirrel HK and one (1) to Squirrel Shenzhen) and one (1) unsecured promissory note to the Sponsor (the “Sponsor Extension Note A”) in connection with the payment for the Monthly Extension Fees (collectively, the “Extension Notes”).

Currently, pursuant to the Company’s EGM on April 20, 2026, the Company extended the deadline to consummate its initial Business Combination to June 12, 2027 with no extension fee required to be deposited into the Trust Account.

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

Going Concern Consideration

As of June 30, 2026, the Company had cash of $204,176 and a working capital deficit of $3,862,377.

The Company’s cash and working capital as of June 30, 2026 are not sufficient to complete its planned activities to consummate a Business Combination for the upcoming year. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Currently, pursuant to the Company’s amended and restated memorandum and articles of association, the Company has extended the deadline to consummate its initial business combination to June 12, 2027, with no extension fee required to be deposited into the Trust Account. If the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $204,176 and $35,894 in cash and did not have any cash equivalents as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, the Company did not have any cash balances in excess of the Federal Deposit Insurance Corporation (FDIC) limit.

Furthermore, recent bank failures, non-performance, or other adverse developments that affect financial institutions could impair the ability of one or more of the banks participating in the credit facility from honouring their commitments. Such events could have a material adverse effect on the Company’s financial condition or results of operations.

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

Investments Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account were substantially held in mutual funds. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Interest and dividend income earned from investments held in Trust Account and gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividend income on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Income earned on these investments will be fully reinvested into the investments held in the Trust Account and therefore considered as an adjustment to reconcile net income to net cash used in operating activities in the condensed statements of cash flows. Such income reinvested will be used to redeem all or a portion of the ordinary shares upon the completion of Business Combination. For the three months ended June 30, 2026 and 2025, there were $7,474 and $229,876 of interest and dividend income recognized, respectively. For the six months ended June 30, 2026 and 2025, there were $17,849 and $454,628 of interest and dividend income recognized, respectively.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2026 and December 31, 2025, 58,666 and 93,484 ordinary shares subject to possible redemption are presented at redemption value of $12.85 and $12.62 per share, respectively, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less interest and dividend income and unrealized gain or loss on investments in the Trust Account less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. The conversion feature of promissory note should be considered based on ASU 2020-06. However, the conversion features do not have impact to earnings per share calculation, because the Company suffered a loss in private shares for the three and six months ended June 30, 2026 and 2025. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three months ended June 30, 2026	For the Three months ended June 30, 2025	For the Six months ended June 30, 2026	For the Six months ended June 30, 2025
Net (loss) /income	$(90,586)	$75,887	$(214,150)	$147,341
Accretion of temporary equity to redemption value	(7,474)	(589,876)	(17,849)	(1,174,628)
Net loss including accretion of temporary equity	$(98,060)	$(513,989)	$(231,999)	$(1,027,287)

	For the Three Months Ended		For the Three Months Ended
	June 30, 2026		June 30, 2025
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Ordinary	Ordinary	Ordinary	Ordinary
	Share	Share	Share	Share
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(2,782)	$(95,278)	$(229,083)	$(284,906)
Accretion of carrying value to redemption value	7,474	-	589,876	-
Allocation of net income/(loss)	$4,692	$(95,278)	$360,793	$(284,906)

Denominators:
Weighted-average shares outstanding	67,466	2,310,750	1,857,989	2,310,750
Basic and diluted net income/ (loss) per share	$0.07	$(0.04)	$0.19	$(0.12)

	For the Six Months Ended		For the Six Months Ended
	June 30, 2026		June 30, 2025
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Ordinary	Ordinary	Ordinary	Ordinary
	Share	Share	Share	Share
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(7,801)	$(224,198)	$(457,857)	$(569,430)
Accretion of carrying value to redemption value	17,849	-	1,174,628	-
Allocation of net income/(loss)	$10,048	$(224,198)	$716,771	$(569,430)

Denominators:
Weighted-average shares outstanding	80,403	2,310,750	1,857,989	2,310,750
Basic and diluted net income/ (loss) per share	$0.12	$(0.10)	$0.39	$(0.25)

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2026 and December 31, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account are invested in the BlackRock Liquidity Treasury Trust Fund, a money market mutual fund. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	June 30, 2026 (Unaudited)		December 31, 2025
	Level	Investment	Level	Investment

Assets:
Investments held in Trust Account	1	$753,670	1	$1,179,991

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

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

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

Income earned from U.S. debt obligations held in the Trust Account is intended to qualify for the portfolio income exemption or otherwise be exempt from U.S. withholding taxes. Furthermore, shareholders of the Company’s shares may be subject to tax in their respective jurisdictions based on applicable law, for instance, United States persons may be subject to tax on amounts deemed received depending on whether the Company is a passive foreign investment company and whether U.S. persons have made any applicable tax elections permitted under applicable law. The provision for income taxes was deemed to be immaterial for the three and six months ended June 30, 2026 and 2025.

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

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

As of June 30, 2026 and December 31, 2025, the amounts of ordinary shares reflected on the balance sheets are reconciled in the following table.

Ordinary shares subject to possible redemption, December 31, 2024	$21,320,091
Less:
Redemptions	(22,000,092)
Plus:
Subsequent accretion of carrying value to redemption value	779,992
Monthly extension fees deposited	1,080,000
Ordinary shares subject to possible redemption, December 31, 2025	1,179,991
Less:
Redemptions	(444,170)
Plus:
Subsequent accretion of carrying value to redemption value	17,849
Monthly extension fees deposited	-
Ordinary shares subject to possible redemption, June 30, 2026 (Unaudited)	$753,670

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

As of June 30, 2026 and December 31, 2025, the Company had borrowings of $1,970,000 under the Target Extension Notes from Shenzhen Squirrel and/or Squirrel HK.

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

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

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

In September 2025, in connection with the payment of the Extension Fee, the Company issued an unsecured promissory note in the principal amount of $120,000 to the Sponsor (the “Sponsor Extension Note B” and, together with the Sponsor Extension Note A and Sponsor Extension Note B, collectively, the “Sponsor Extension Notes”).

As of June 30, 2026 and December 31, 2025, the Company had borrowings of $190,000, under the Sponsor Extension Notes from the Sponsor.

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

As of June 30, 2026 and December 31, 2025, the Company had $1,759,003 and $1,314,003, respectively, outstanding under the working capital loans.

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

As of June 30, 2026 and December 31, 2025, there were 2,310,750 ordinary shares issued and outstanding, excluding 58,666 and 93,484 shares subject to possible redemption, respectively.

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

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

As of June 30, 2026 and December 31, 2025, 6,900,000 public warrants were outstanding. Substantially concurrently with the closing of the IPO, the Company issued 385,750 private warrants to the Sponsor included in the Private Placement Units. As of June 30, 2026 and December 31, 2025, there were 385,750 private warrants issued and outstanding. The Company will account for warrants as equity instruments in accordance with ASC 815, Derivatives and Hedging, based on the specific terms of the warrant agreement.

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

Horizon Space Acquisition I Corp.

Notes To Unaudited Condensed Financial Statements

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Professional services fee in connection with Business Combination	$-	$(40,000)	$-	$(75,000)
Other formation and operating costs	(98,060)	(113,989)	(231,999)	(232,287)
Total formation and operating costs	(98,060)	(153,989)	(231,999)	(307,287)
Interest earned on investment held in Trust Account	7,474	229,876	17,849	454,628
Net (loss) income	$(90,586)	$75,887	$(214,150)	$147,341

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through August 13, 2026. Based on this review, management identified the following subsequent events that are required disclosures in the unaudited condensed financial statements.

On July 20, 2026, the Company issued an unsecured promissory note in the principal amount of $500,000 to the Sponsor for general working capital purposes. The note bears no interest, is payable in full upon the Maturity Date, and is convertible at the payee’s option, in whole or in part, into private units of the Company at a conversion price of $10.00 per unit, each unit consisting of one ordinary share, one warrant and one right to receive one-tenth (1/10) of one ordinary share.

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

Commencing on or about January 26, 2023, the holders of the Public Units could select to separately trade the Ordinary Shares, Warrants, and Rights included in the Public Units. The Ordinary Shares, Warrants, and Rights were traded on the Nasdaq Capital Market under the symbols “HSPO,” “HSPOW,” and “HSPOR”, respectively. Public Units not separated would continue to trade on Nasdaq under the symbol “HSPOU.”

On December 3, 2025, the Company notified the Nasdaq of the Company’s decision to voluntarily delist its ordinary shares, units, warrants, and rights from the Nasdaq Capital Market. The Company’s ordinary shares, units, warrants, and rights suspended from trading on the Nasdaq Capital Market prior to market open on December 12, 2025, and commenced trading on the over-the-counter markets operated by OTC Markets Group Inc. (the “OTC”) on the same day.

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

Working Capital Loans

On July 20, 2026, the Company issued one unsecured promissory note in the principal amount of $500,000 to the Sponsor (the “Sponsor Working Capital Note”). The proceeds of the Sponsor Working Capital Note, which may be drawn down from time to time until the Company consummates its initial business combination, will be used for general working capital purposes.

The Sponsor Working Capital Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s business combination or (ii) the date of expiry of the term of the Company (the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Sponsor Working Capital Note may be accelerated.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our activities from inception through June 30, 2026 involved mainly searching for a suitable target for our initial business combination. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the three months ended June 30, 2026, we had a net loss of $90,586 which consisted of operating costs of $98,060 which was partially offset by interest and dividend income of $7,474 on investments held in the Trust Account.

For the three months ended June 30, 2025, we had net income of $75,887 which consisted of interest and dividend income of $229,876 on investments held in the Trust Account which was offset by operating costs of $153,989.

For the six months ended June 30, 2026, we had a net loss of $214,150 which consisted of operating cost of $231,999 which was partially offset by interest and dividend income of $17,849 on investments held in the Trust Account.

For the six months ended June 30, 2025, we had net income of $147,341 which consisted of interest and dividend income of $454,628 on investments held in the Trust Account which was offset by operating costs of $307,287.

Liquidity and Capital Resources

For the six months ended June 30, 2026, cash used in operating activities was $276,718. As of June 30, 2026, we had cash of $204,176 available for working capital needs. For the six months ended June 30, 2025, cash used in operating activities was $354,556. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem the ordinary shares. As of June 30, 2026, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

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

As of June 30, 2026, we had cash of $204,176 and a working capital deficit of $3,862,377. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. Our management’s plan in addressing this uncertainty is through the funds loaned from our Sponsor, officers, directors or their affiliates. In addition, if we are unable to complete a business combination by June 12, 2027 (the “Combination Period”), our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a business combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about our ability to continue as a going concern. Our financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2026, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

We are obligated to issue 805,000 Deferred Underwriting Shares to the underwriters as the deferred underwriting fees equal to 3.5% of the gross proceeds of the IPO at $3.00 per share upon the completion of the business combination.

The founder shares, the Ordinary Shares included in the Private Units, and any Ordinary Shares that may be issued upon conversion of working capital loans with outstanding balance of $1,759,003 as of June 30, 2026 (and any underlying securities) will be entitled to registration rights pursuant to a registration rights agreement entered into in connection with the IPO. The holders of these securities are entitled to make up to two demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

On July 20, 2026, the Company issued the Sponsor Working Capital Note in the principal amount of $500,000 to the Sponsor. The proceeds of the Sponsor Working Capital Note, which may be drawn down from time to time until the Company consummates its initial business combination, will be used for general working capital purposes. The Sponsor Working Capital Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s business combination or (ii) the date of expiry of the term of the Company (the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Sponsor Working Capital Note may be accelerated. The payees of the Sponsor Working Capital Note have the right, but not the obligation, to convert the Sponsor Working Capital Note, in whole or in part, respectively, into private units (the “Conversion Units”) of the Company, each consisting of one Ordinary Share, one warrant, and one right to receive one-tenth (1/10) of one Ordinary Share upon the consummation of a business combination. The number of Conversion Units to be received by the payees in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the payees by (y) $10.00.

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

Investments Held in Trust Account

At June 30, 2026, assets held in the Trust Account were $753,670. Substantially all of the assets held in the Trust Account were held in mutual funds. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividend income on investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

At June 30, 2026 and December 31, 2025, the assets held in the Trust Account were substantially held in mutual funds and U.S. Treasury securities, respectively. All of the Company’s investments held in the Trust Account are classified as trading securities.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer who also serves as our principal financial and accounting officer has concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not, in design and operation, effective as of June 30, 2026 at a reasonable assurance level due to the material weakness in internal control over financial reporting described below:

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

Changes in Internal Control Over Financial Reporting

The Company has implemented certain changes in its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to remediate the material weaknesses identified in March for the six months ended June 30, 2026. These remediation efforts included:

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

While the Company has remediated certain previously identified material weaknesses, our principal executive officer concluded that as of June 30, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Item 1A. Risk Factors

Not applicable to a smaller reporting company. However, factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the prospectus for the IPO (File No. 333-268578)(the “IPO Prospectus”) and our annual report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”) as filed with the SEC on April 15, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the IPO Prospectus and the Annual Report.

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
3.1

Amended and Restated Memorandum and Articles of Association, dated September 25, 2023. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2023).

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

10.3

Sponsor Promissory Note, dated July 20, 2026, issued by the Company to Horizon Space Acquisition I Sponsor Corp. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on July 21, 2026).

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

HORIZON SPACE ACQUISITION I CORP.

Date: August 13, 2026	By:	/s/ Mingyu (Michael) Li
Mingyu (Michael) Li
Chief Executive Officer, Chief Financial Officer, Chairman and Secretary (Principal Executive Officer, Principal Financial Officer and Accounting Officer)

